Form 10KSB
period 2000-03-31
NATIONAL ENERGY INC
filed 2000-07-14
CIK 1081183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                      For the fiscal year ended:  March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                                 Commission file number: 0-30193


                               NATION ENERGY, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                Delaware                              59-2887569
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

 Suite 1100 - 609 West Hastings Street
       Vancouver BC Canada V6B 4W4                        N/A
----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (800) 400-3969


Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
         to be so registered                 each class is to be registered

                N/A                                        N/A
         -------------------                 -------------------------------


Securities registered pursuant to Section 12(g) of the Act:


Common Stock, $0.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for the fiscal year ended March 31, 2000.

The aggregate market value of the common stock held by non-affiliates of the registrant at July 10, 2000, was approximately $9,407,040 based on the closing price for the common stock on the OTC Bulletin Board. At June 19, 2000, 7,170,000 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No  [X]

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Form 10-KSB including the section entitled "Risk Factors" on of this document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

                               NATION ENERGY, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I
Item 1.   Description of Business ............................................ 4
Item 2.   Description of Property ............................................ 8
Item 3.   Legal Proceedings .................................................. 9
Item 4.   Submission of Matters to a Vote of Security Holders ................ 9

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters ...........13
Item 6.   Management's Discussion and Analysis ...............................14
Item 7.   Financial Statements ...............................................20
Item 8.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure .............................................32

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ................32
Item 10.  Executive Compensation .............................................32
Item 11.  Security Ownership of Certain Beneficial Owners and Management .....33
Item 12.  Certain Relationships and Related Transactions .....................34
Item 13.  Exhibits and Reports on Form 8-K ...................................34

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        Nation Energy, Inc. (the "Company") is a development stage company. It was formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998 it conducted no business and existed as a shell corporation. After the reinstatement of the Company's Articles of incorporation on September 16, 1998, the Company's main focus has been the procurement of mineral leasehold interests, primarily oil and gas exploitation rights. The Company reincorporated as a Delaware corporation on February 2, 2000 and changed its name to Nation Energy, Inc. on February 15, 2000. Pursuant to its recent focus, the Company has commenced corporate strategic development whereby the Company has been negotiating regarding potential oil and gas projects. Though the Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region it has entered into only one agreement as of this date for the exploration of properties and has purchased two leases totaling 560 acres in connection with that project. No assurance can be given that the Company will be successful in its negotiations and will in fact participate in exploration for hydrocarbons in this region or others or that such exploration activities will be successful.

SELECTION OF TARGET AREAS FOR ACQUISITION

        The Company's proposed plans call for it to consider several factors in choosing a region for acquisition of oil and gas leases. The Company considers those regions in which its industry contacts have the most experience in order to benefit from such experience. The Company will determine which leases it is interested in exploring based upon the analysis of technical and production data, financial analysis based on such production analysis, on site verification of well equipment and production capability, and verification of ownership of leasehold rights.

GEOLOGICAL AND GEOPHYSICAL TECHNIQUES

        The Company may employ detailed geological interpretation combined with advanced seismic exploration techniques to identify potential ventures. Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. Further, the Company will have access to the logs from the existing operating wells which will allow the Company to extrapolate a decline curve and make an estimation of the number of recoverable barrels of oil or cubic feet of gas existing beneath a particular lease. The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only to do so, upon the successful completion of this Offering.

MARKET FOR OIL PRODUCTION

        The market for oil and gas production is regulated by federal, state and foreign governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for deviations from the quality standards established by the purchaser. Oil sales are normally contracted with a "gatherer" which is a third-party who contracts to pick-up the oil at the well site. In some instances there may be deductions for transportation from the wellhead to the sales point. The majority of crude oil purchasers do not at this time charge transportation fees, unless the well is outside their service area. The oil gatherer will usually handle disbursements of sales revenue to both the owners of the well (a "working interest owner") as well as payments to persons entitled to royalties as a result of such sales ("royalty owners"). The Company typically will be a working interest owner in the projects that it undertakes or in which it invests. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the cost of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty owners.

MARKET FOR GAS PRODUCTION

        In contrast to sales of oil, the gas purchaser will pay the well operator 100% of the sales proceeds monthly for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market whenever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner its gas production would be purchased, however, no assurance can be given that such changes will not occur in the future.

INITIAL FOCUS

        The initial principal activity for the Company will be the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture, and to date has advanced to Saurus payments totaling approximately $638,000.

        Under the arrangement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company expects to spend $525,000 on drilling and completing approximately 10 wells to a minimum depth of 1,200 feet. If the cost of drilling and completing these wells is less than $525,000, the Company will spend the difference on preparing the wells for production and connecting the wells to a sales line. After spending the $525,000, the Company will be deemed to have the right to 50% of the profits of the Greater Trona Area joint venture.

        On June 2, 2000 Saurus commenced drilling the first of the wells to be drilled under the agreement. As of June 21, 2000 Saurus had drilled the first three wells of the initial ten well program. The Company and Saurus will evaluate the results of the initial ten well drilling program before making a decision to proceed further with the Trona project.

        If additional lands become available for purchase and the Company is successful in leasing such additional lands, Saurus shall have the option to defer its 50% share of the cost of the first 100,000 acres of such additional land that the Company may purchase. Saurus will have this option for a period of six months from the date of the completion of the last of the ten initial wells discussed above.

        The Greater Trona Area has a mature market for oil and gas production. The area is serviced by numerous pipelines, providing the Company with access to a number of potential buyers. The Company will be responsible for moving its oil and gas production to the sales point. In the case of gas production, the sales point will be at a pipeline interconnect. In the case of oil production, the Company will have the option to sell at the wellhead or to elect to build a tie-in pipeline. Because the areas in which the Company anticipates conducting its oil and gas exploration have a good infrastructure of both oil and gas pipelines, the distance to tie in, and therefore the cost, is expected to be minimal.

        At this time the Company has not yet identified any additional lands for purchase.

RELIANCE ON MANAGEMENT

        Investors will have to rely upon the judgment and ability of the Company's management with regard to finding partners to spread the risk of the projects in which it engages, acquiring additional funding, and applying the Company's limited resources if and when the Company is able to participate in the Greater Trona Area project and other projects in which the company may choose to participate. Since the nature and extent of the Company's participation in the Greater Trona Area project and other projects, as well as any other ventures in which the Company may engage, is subject to many uncertainties, investors must have a high level of confidence in the judgment and ability of the management of the Company to make decisions on behalf of the Company pursuant to the circumstances surrounding such projects. Any investors that are not comfortable with these risks and the uncertainties of the Company's potential participation in the Greater Trona Area project, and other projects, or any investor relying upon the fact that the Company will participate in the Greater Trona Area project and not have to possibly search for other prospects should not invest. Further, no assurance can be given that even if the Company participates in this project that the test well or any other wells drilled will be capable of producing oil and/or gas in commercial quantities or that the venture will be successful.

POSSIBLE DRILL RIG OPERATION

        Management is of the opinion that one of the ways to enhance the Company's position in the development of oil and gas may be the purchase and operation of drilling rigs. Though no assurances can be given that the Company will purchase drilling rigs and enter into the drilling business nor that the Company will be successful in such an enterprise, the Company is currently investigating the purchase of used drilling rigs.

        The Company would have the option to enter into different types of drilling contracts with operators, each with varying degrees of risk and reward. There are three basic types of contract used in the oil and gas industry:
"daywork," "footage," and "turnkey". Pursuant to a daywork contract the rig and necessary personnel are contracted out at a fixed day rate. Most risks and delays to drilling are born by the entity hiring the rig. In footage contracts wells are drilled on a dollars per foot basis to a designated depth. These contracts are more expensive because part of the burdens for delays and the risk of drilling are born by the drilling contractor and part by the entity hiring the rig. A turnkey contract is a well drilled by the contractor for a fixed price. This type of contract bears the greatest risk for the drilling contractor, but this risk is usually reflected in the contract with a substantial increase in service costs or through a substantial participation by the drilling contractor in the well if it is successful. If and when the Company purchases drilling rigs, management will decide on a deal by deal basis after evaluation of the particular risks and circumstances which type of drilling contract, in its sole discretion, will best serve the interests of the Company.

COMPETITION

        The oil and gas industry is highly competitive. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company will be able to obtain financing for or participants to join in the development of prospects. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes. Most of the Company's competitors have greater financial, personnel and other resources than the Company and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. A high degree of competition in these areas is expected to continue indefinitely.

GOVERNMENTAL REGULATION

        The production and sale of oil and gas is subject to regulation by state, federal, local authorities, and foreign governments. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

        The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 that amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

        Approvals to conduct oil and gas exploration and production operations are required from various governmental agencies. There is no assurance when and if such approvals will be granted.

EMPLOYEES

        The Company currently has no employees other than its officers and directors. None of the officers and directors are employed by the Company on a full-time basis. Management of the Company expects to hire additional employees as needed. Management currently estimates that the Company will not hire any employees in the next twelve months.

ENVIRONMENTAL LAWS

        The Company intends to conduct its operations in compliance with all applicable environmental laws. The cost of such compliance will be factored in to the estimated costs of drilling and production. The effects of applicable environmental laws are to add to the cost of operations in the Trona region and to add to the time it takes to bring a project to fruition. The Company has considered these factors in its decision to proceed with the Trona joint venture and will consider these factors when it evaluates future exploration and development projects.

ITEM 2. DESCRIPTION OF PROPERTY

PRINCIPAL PROPERTY

        The principal real estate utilized by the Company is located in the Greater Trona Area (which lies in Sweetwater County, Wyoming). On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture and the Company and Saurus Resources, Inc. entered into a definitive Joint Operating Agreement on December 1, 1999. Under their agreement, the Company and Saurus agree to jointly develop their respective interests in land within the Greater Trona area. The Company has advanced a total of approximately $638,000 under its agreement with Saurus.

        Under the agreement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company expects to spend $525,000 on drilling and completing approximately 10 wells to a minimum depth of 1,200 feet. If the cost of drilling and completing these wells is less than $525,000, the Company will spend the difference on preparing the wells for production and connecting the wells to a sales line. The Company cannot assess the likelihood that such costs will fall below $525,000. After spending the $525,000, the Company will be deemed to have the right to 50% of the profits of the Greater Trona Area joint venture. The agreement terminates only upon the event that Saurus or the Company lose their respective rights to develop within the Greater Trona Area.

        The Company has entered into an arrangement to lease from the State of Wyoming oil and gas rights to 320 acres located in the Greater Trona Area. This lease has a five year term beginning December 8, 1999 and under the terms of the lease one-sixth of the royalties earned by the Company for development on the leased lands are payable to the state of Wyoming. The Company has entered into an arrangement to lease from the United States Department of the Interior, Bureau of Land Management, oil and gas rights to 240 acres located in the Greater Trona Area. This lease has a ten year term beginning February 1, 2000 and under the terms of the lease one-eighth of the royalties earned by the Company for development on the leased lands are payable to the United States. The Company has not received from either the State of Wyoming or the Department of Interior the final forms of the definitive agreements representing such leases.

        If additional lands become available for purchase and the Company is successful in leasing such additional lands, Saurus shall have the option to defer its 50% share of the cost of the first 100,000 acres of such additional land that the Company may purchase. Saurus will have this option for a period of six months from the date of the completion of the last of the ten initial wells discussed above. At this time the Company has not identified any additional lands for purchase.

        The Company does not plan to make any investments in real estate mortgages, in securities of persons primarily engaged in real estate activities or, except as described above, in real estate or interests in real estate. The only other real property utilized by the Company is the office space located at Suite

1100 - 609 West Hastings Street, Vancouver BC Canada V6B 4W4, which is used without charge by the Company under an oral arrangement with the lessor of the property, Caravel Management Corp. Should this oral arrangement be terminated, the Company would be required lease office space, however the Company does not believe this is likely to happen, and should the Company be required to lease office space, any cost associated with such lease would not be material to the Company.

        The Company has no real estate interests carried on its books as assets. The Company has no proved oil or gas reserves. The Company as yet has no oil production, productive wells or acreage and no delivery commitments. On June 2, 2000 the operator of the Trona project, Saurus Resources Inc., commenced drilling on the Trona project. As of June 21, 2000 three wells of the initial ten well program had been drilled and were awaiting evaluation.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On January 14, 2000, the Company held its annual meeting of shareholders. At the January 14, 2000 annual meeting, Donald A. Sharpe, John R. Hislop and Darrell Brookstein were elected as directors of the Company. Subsequent to the annual meeting, Darrell Brookstein resigned as a director for personal reasons. The Company has no other directors.

        The matters voted upon in the January 14, 2000 annual meeting and the number of votes cast for and against, as well as the number of broker non-votes and abstentions, were as follows:

               (i) The following nominees were elected to serve on the board of directors of the Company until the Company's next annual meeting of shareholders or until their successors are elected and qualified, and each received 5,831,000 votes, which represented approximately 81% of the shares outstanding. Each nominee received the number of votes set opposite their respective name:

                                            Against or
                             For             withheld            Abstain       Broker non-votes
                          ---------         ----------           -------       ----------------
Donald A. Sharpe          5,831,000              0                  0                  0
John R. Hislop            5,831,000              0                  0                  0
Darrell Brookstein        5,831,000              0                  0                  0

               (ii) A proposal to ratify the Articles of Amendment to the Articles of Incorporation of the Company that were approved by written consent of a majority of shareholders and filed with the Florida Secretary of State on September 16, 1998 was approved by the shareholders of the Company with the following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,831,000                0                   0                  0

        The September 16, 1998 amendments to the Company's Articles of Incorporation provided for the following changes: (1) the outstanding Common Stock of the Company was split 1,000 for one (i.e. following the effectiveness of the Amendments, each share of Common Stock of the Company became 1,000 shares of Common Stock of the Company); (2) the authorized capital of the Company was increased from 1,000 shares of Common Stock, par value $1.00 per share, to 50,000,000 shares of Common Stock, $0.001 par value per share; (3) the address of Company's principal place of business within Florida was updated; (4) it was provided that the number of directors of the company shall be established by the Bylaws of the company but shall not be less than one; (5) it was provided that the shareholders of the Company shall not have any preemptive rights except as established in the Articles of Incorporation or by resolution of the Board of Directors (generally speaking, a preemptive right is a right of first refusal to acquire shares issued by the Company); (6) it was provided that the Bylaws of the Company may only be adopted, modified or repealed upon a vote of the shareholders of the Company holding a majority of the shares entitled to vote thereon; (7) the Board of Directors was authorized to make reasonable rules to determine the time, place and conditions under which the books and records of the Company will be subject to inspection by its shareholders; (8) it was provided that any provisions relating to a "control share acquisition" under the Florida Business Corporation Act shall not apply to the Company (the "control share acquisition" provisions provide that, unless the articles of incorporation of a company provide otherwise, the voting rights of shares which following their acquisition would give the holder thereof voting power in excess of certain stated percentage limits will be limited to only such voting rights as shall be approved by the shareholders of such company); (9) it was provided that the holders of one-third of the voting shares of the Company shall constitute a quorum for purposes of shareholders' meetings; (10) it was provided that actions by shareholders of the Company shall require a vote of 50.01% to be effective; (11) the liability of directors and officers of the Company was limited to the fullest extent permitted by law and the Company was authorized to undertake, either in its Bylaws or by action of its shareholders or Board of Directors, to indemnify its directors and officers against any contingency or peril determined to be in the best interest of the Company and to procure insurance to cover such indemnity; and (12) no contract or transaction of the Company shall be affected by the fact that an officer or director of the Company has an interest in such contract or transaction. The September 16, 1998 amendments were at that time approved by written consent of Roy Meadows, who at the time of such consent was the beneficial owner of Common Stock representing 97.5% of the capital stock of the Company.

               (iii) A proposal to reincorporate the Company under the laws of the State of Delaware by means of a merger of the Company with and into a newly formed wholly-owned subsidiary incorporated in the State of Delaware was approved by the shareholders with following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,831,000                0                   0                  0

        Following its approval by the shareholders, the reincorporation in Delaware was effected on February 10, 2000. In connection with and by operation of the reincorporation, the Company was authorized to issue preferred stock, par value $.001 per share, with the right conferred upon the board of directors to set the dividend, voting, conversion, liquidation and other rights as well as such redemption or sinking fund provisions and the qualifications, limitations and restrictions with respect thereto of such preferred stock as they may determine from time to time. Under the proposal approved by the Shareholders, the number of shares of preferred stock available for issuance is 5,000,000 shares. The reincorporation in Delaware did not result in any change in the business, management, assets, liabilities or net worth of the Company.

        The reincorporation in Delaware was undertaken to allow the Company to take advantage of certain provisions of the corporate laws of Delaware and to authorize the Company to issue preferred stock. The Board of Directors of the Company believes that the reincorporation has provided and will provide flexibility for both the management and business of the Company. Delaware is recognized both domestically and internationally as a favorable legal and regulatory environment within which to operate. Such an environment will enhance the Company's operations and its ability to effect acquisitions and other transactions. For many years, Delaware has followed a policy of encouraging incorporation in that state and, in furtherance of that policy, has adopted comprehensive, modern and flexible corporate laws which are periodically updated and revised to meet changing business needs. As a result, many major companies have initially chosen Delaware for their domicile or have subsequently reincorporated in Delaware. The Delaware courts have developed considerable expertise in dealing with corporate issues, and a substantial body of case law has developed construing Delaware law and establishing public policies with respect to Delaware companies, thereby providing greater predictability with respect to corporate legal affairs.

               (iv) A proposal to adopt the Company's 1999 Stock Option and Incentive Plan was approved by the shareholders with the following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,831,000                0                   0                  0

        On May 6, 1999, the Board of Directors of the Company adopted the Company's 1999 Stock Option and Incentive Plan, subject to shareholder approval, which approval was obtained at the January 14, 2000 meeting of shareholders. The Board of Directors previously found that stock options are desirable (1) as an effective incentive for participating key employees, consultants and Directors to use their judgment, initiative and efforts to ensure the successful conduct of the Company's business, (2) to further align the interests of such employees, consultants and Directors with those of the Company's shareholders by providing an opportunity to increase their stock ownership, and (3) to encourage such employees, consultants and Directors to remain in the service of the Company. Pursuant to the 1999 Plan, participants may be granted stock options to acquire common stock of the Company, which may be incentive stock options or non-qualified stock options.

        The total number of options authorized under the 1999 Plan is 2,500,000 shares of the Company's common stock (which number is subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that options granted under the 1999 Plan expire or terminate without having been exercised, the shares of the Company's common stock covered by such options will again become available for award. The 1999 Plan is administered by the Company's Board of Directors or, if the Board of Directors so elects, an option committee of the Board of Directors will be created by the Board of Directors, which will have authority to administer the 1999 Plan. The Board of Directors or any option committee appointed thereby have the authority to determine the employees to whom options will be granted, the time when such Options shall be granted, the number of shares which shall be subject to each option (subject to certain limitations in the case of incentive stock options), the purchase price or exercise price of each option (no less than 100% of fair market value for incentive stock options), the period(s) during which such options shall be exercisable (whether in whole or in part) and the other terms and provisions thereof. Generally, options may be granted only to employees employed and consultants and vendors engaged by the Company or any subsidiary of the Company. Directors of the Company and its subsidiaries are also eligible to participate. Consultants and vendors are eligible to receive awards of non-qualified stock options, but are not eligible to receive incentive stock options.

               (v) A proposal to ratify the issuance of 100,000 shares of the Company's common stock to Jeffrey L. Taylor and Gregory W. Gibson, former directors of the Company, was approved by the shareholders with the following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,823,000              8,000                 0                  0

        In a special meeting of the Board of Directors held May 6, 1999, Jeffrey
L. Taylor ("Taylor") and Gregory V. Gibson ("Gibson"), who then constituted all of the directors of the Company, passed a resolution granting an aggregate of 100,000 shares of the Company's Common Stock to themselves for services rendered to the Company. Through his company London Taylor Group, Taylor presented the Company with an invoice dated April 29, 1999 in the amount of $13,000 for twenty-six hours of consulting services rendered. These services included strategic planning for the Company's drilling business, negotiation of an option to purchase drilling equipment and financial planning services. By its resolution of May 6, 1999, the Board of Directors issued to Taylor 65,000 shares of the Company's common Stock as payment in full for the April 29, 1999 invoice. The law firm of Gibson, Hagland & Johnson, of which Gibson is a principal, presented an invoice to the Company dated April 29, 1999 in the amount of $7,000 for legal services rendered in connection with the preparation of the Company's 1999 Stock Option and Incentive Plan. By its resolution of May 6, 1999, the Board of Directors issued to Gibson 35,000 shares of the Company's Common Stock as payment in full for the April 29, 1999 invoice.

               (vi) A proposal to create a series of preferred stock with such rights, privileges and preferences as the Board of Directors may determine from time to time was approved by the shareholders with the following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,831,000                0                   0                  0

        On December 14, 1999, the Company's board of directors unanimously approved and recommended that the Company's Shareholders consider and approve an amendment to Article IV of the Company's Articles of Incorporation that would authorize a series of preferred stock, par value $.001 per share, with the right conferred upon the board of directors to set the dividend, voting, conversion, liquidation and other rights as well as such redemption or sinking fund provisions and the qualifications, limitations and restrictions with respect thereto of such preferred stock as they may determine from time to time (such preferred stock is often referred to as "blank-check preferred"). Under the proposal approved by the Shareholders, the number of shares of preferred stock available for issuance is 5,000,000 shares. The reincorporation in Delaware separately had the effect of authorizing a class of 5,000,000 shares of blank check preferred stock (the proposal was put to a separate vote of shareholders in case the reincorporation was not approved by the shareholders).

        Prior to the reincorporation, the Company was not authorized to issue any preferred stock (or any other class of capital stock other common stock). The creation of the new preferred stock was recommended by the board of directors to provide the board of directors with the necessary flexibility to issue preferred stock in connection with acquisitions, merger transactions or financings without the expense and delay incidental to obtaining shareholder approval of an amendment to the Company's Certificate of Incorporation at the time of such action.

               (vii) The proposal to authorize the Board of Directors to change the name of the Company to an as yet undetermined name if the Board of Directors determines that such a name change is in the best interests of the Company was approved by the shareholders with the following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,831,000                0                   0                  0

        As approved by the shareholders of the Company, this proposal granted the Board of Directors the authority to amend Article I of the Company's Certificate of Incorporation to change the name of the Company to any name approved by the Board of Directors upon a determination by the Board of Directors that such a name change is in the best interests of the Company. No further action of the shareholders of the Company would be required to authorize such name change. The board of directors exercised the authority granted in this proposal on January 25, 2000 by adopting a resolution to change the Company's name from Excalibur Contracting, Inc. to Nation Energy, Inc. A certificate of amendment amending Article I of the Company's Certificate of Incorporation to effect such name change was filed with the Delaware Secretary of State on February 15, 2000.

               (viii) The resolution ratifying the appointment of Stark Tinter & Associates LLC as the Company's independent auditors for the fiscal year ending March 31, 2000 was approved by the shareholders with the following votes:

                 For          Against or withheld       Abstain       Broker non-votes
              ---------       -------------------       -------       ----------------
              5,831,000                0                   0                  0

        No further actions were taken at the annual meeting of shareholders held January 14, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(a)     Market information.

        The Company's Common Stock is traded over-the-counter on NASD'S Over the Counter Bulletin Board ("OTCBB") under the symbol "NEGY". Prior to March 13, 2000, the Company's Common Stock traded on the OTCBB under the symbol "XCNT." The change in the symbol resulted from the Company's change of its name from Excalibur Contracting, Inc. to its current name on February 15, 2000.

        The price range of high and low bid for the Company's Common Stock for the periods shown is set forth below. The Company's common stock was not traded on the OTC Bulletin Board until the first quarter of 1999. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


        Period (1)(2)                           High       Low
        -------------                           ----      ------
        First quarter 1999                      .625      .625
        Second quarter 1999                     1.25      .125
        Third quarter 1999                      1.50      1.00
        Fourth quarter 1999                     1.25      .875
        First quarter 2000                      3.00      1.0625
        Fourth quarter 2000                     5.00      1.3125

(1) Calendar quarters.
(2) Source: Nasdaq Trading and Market Services and BigCharts.com


(b)     Stockholders.

        As of June 19, 2000 there were approximately 35 shareholders of record of Company common stock. No shares of Preferred Stock have been issued.

(c)     Dividends.

        The Company has never declared a cash dividend. Delaware law limits the Company's ability to pay dividends on its Common Stock if any such dividend would render the Company insolvent.

        The Company has had pending a private offering of up to 4,500,000 shares of its Common Stock at an offering price of $1.00 per share for several months. It is unclear whether the Company will proceed with this offering. Net proceeds from this offering, should it proceed (after deducting expenses of the Offering estimated to be $10,000) are expected to be $4,490,000 if all of the shares proposed to be offered are sold. The Company has received subscriptions totaling $3,500,000 which have not yet been accepted by the Company. The Company intends to use al1 of the foregoing amounts for working capital. This offering shall be exempt from registration pursuant to Regulation D under the Securities Act of 1933 and is not being underwritten. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Private Placement."

        In February of 1999, the Company completed a private offering pursuant to Regulation D under the Securities Act of 1933 whereby it placed 6,070,000 shares of its Common Stock for a purchase price of $.12 per share. This offering was not underwritten.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

        The Company is a shell company and has not conducted any significant operations to date.

REVENUES

        The Company has had no revenues from the date of its formation in April 18, 1988 to the present.

PLAN OF OPERATION

        The Company has conducted no significant operations. Though the Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region it has entered into only one agreement as of this date with Saurus Resources Inc., described below in "--Initial Focus," for the exploration of properties and has purchased two leases totaling 560 acres in the Greater Trona Area, Wyoming, under this agreement. During the next twelve months the Company plans to focus its resources on exploring this region and evaluating additional opportunities for developing oil and gas projects.

        During the next twelve months the Company's proposed plans call for it analyze additional regions for acquisition of oil and gas leases based on several factors. The Company considers those regions in which it's industry contacts have the most experience in order to benefit from such experience. The Company will determine which leases it is interested in exploring based upon the analysis of technical and production data, financial analysis based on such production analysis, on site verification of well equipment and production capability, and verification of ownership of leasehold rights.

INITIAL FOCUS

        The principal activity for the Company in the next twelve months and beyond will be the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture, and has advanced the initial payment of $202,131 U.S.

        Under the arrangement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company expects to spend $525,000 US on drilling and completing approximately 10 wells to a minimum depth of 1,200 feet. If the cost of drilling and completing these wells is less than $525,000 US, the Company will spend the difference on preparing the wells for production and connecting the wells to a sales line. After spending the $525,000 US, the Company will be deemed to have the right to 50% of the profits of the Greater Trona Area joint venture.

        If additional lands become available for purchase and the Company is successful in leasing such additional lands, Saurus shall have the option to defer its 50% share of the cost of the first 100,000 acres of such additional land that the Company may purchase. Saurus will have this option for a period of six months from the date of the completion of the last of the ten initial wells discussed above. At this time the Company has not identified any additional lands for purchase.

        To date, the Company has purchased one state of Wyoming lease totaling 320 acres and one federal lease totaling 240 acres. The state lease has a term of five years and carries a one-sixth royalty and the federal lease has a term of ten-year term with a one-eighth royalty. Both leases are in the first year of their term.

        The Company does not foresee hiring any additional employees in the next twelve months.

        Capital acquisitions over the next twelve months are expected to total $200,000. These capital acquisitions will consist of wellhead, tie-in and compression equipment needed to produce gas in the event the Company's exploration wells are successful. The Company has enough cash to meet its obligations in the Greater Trona joint venture.

GEOLOGICAL AND GEOPHYSICAL TECHNIQUES

        The Company may, within the next twelve months or thereafter, employ detailed geological interpretation combined with advanced seismic exploration techniques to identify potential ventures. Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. Further, the Company will have access to the logs from the existing operating wells which will allow the Company to extrapolate a decline curve and make an estimation of the number of recoverable barrels of oil or cubic feet of gas existing beneath a particular lease. The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only to do so should the Board of Directors find that the information otherwise available to the Company is insufficient to identify potentially profitable oil and gas properties.

POSSIBLE DRILL RIG OPERATION

        Management is of the opinion that one of the ways to enhance the Company's position in the development of oil and gas may be the purchase and operation of drilling rigs. Though no assurances can be given that the Company will purchase drilling rigs and enter into the drilling business nor that the Company will be successful in such an enterprise, the Company is currently investigating the purchase of used drilling rigs and could possibly apply the proceeds of this Offering to obtain one or more drilling rigs.

        The Company would have the option to enter into different types of drilling contracts with operators, each with varying degrees of risk and reward. There are three basic types of contract used in the oil and gas industry: daywork, footage, and turnkey. Pursuant to a daywork contract the rig and necessary personnel are contracted out at a fixed day rate. Most risks and delays to drilling are born by the entity hiring the rig. In footage contracts wells are drilled on a dollars per foot basis to a designated depth. These contracts are more expensive because part of the burdens for delays and the risk of drilling are born by the drilling contractor and part by the entity hiring the rig. A turnkey contract is a well drilled by the contractor for a fixed price. This type of contract bears the greatest risk for the drilling contractor, but this risk is usually reflected in the contract with a substantial increase in service costs or through a substantial participation by the drilling contractor in the well if it is successful. If and when the Company purchases drilling rigs, Management will decide on a deal by deal basis after evaluation of the particular risks and circumstances which type of drilling contract, in its sole discretion, will best serve the interests of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has no operating history. The Company does not expect to generate sufficient revenues within the foreseeable future to support the expenses of its development and marketing activities and therefore will need to rely upon significant additional funding to implement its development plans. It is anticipated that this funding will be accomplished through the sale of the Company's equity securities or through borrowing. Prior to March, 2000, the Company has sold 7,170,000 shares of its Common Stock for approximately $728,400 prior to deduction of offering expenses. The Company intends to raise future requisite funds by subsequent offerings of its Common Stock and will not be able to institute its full plan of operation without significant additional funding. The Company has had pending a private placement of its Common Stock the gross proceeds of which, should it proceed and all of the shares offered are sold, will amount to $4,500,000 assuming that all of the shares offered for sale are sold. See "--Private Placement," below. As of its audited financial statements of March 31, 2000 the Company had assets of $4,185,859. The foregoing funds will be and have been mainly used by the company to develop, exploit and market oil and gas projects. $3,500,000 of such funds are cash advanced for subscriptions for common stock in the private placement that have not yet closed. If the private placement does not close, such funds will be returned to the subscribers. The Company currently anticipates that, assuming that all of the shares offered for sale are sold, this private placement will satisfy the cash requirements of the Company for the next twelve months. If the Company does not proceed with this private placement, the Company will need to obtain alternative financing to pursue its plan of operations.

PRIVATE PLACEMENT

        The Company has pending a private offering of up to 4,500,000 shares of its Common Stock at an offering price of $1.00 per share. This offering has been pending for several months and it is unclear whether or not it will ultimately close. Net proceeds from this offering, should it proceed (after deducting expenses of the offering estimated to be $10,000) is expected to be $4,490,000 if all of the Shares are sold. The Company intends to use al1 of the foregoing amounts for working capital. Funds will be used as general working capital including but not limited to, obtaining oil and/or gas leases, hiring executive and support personnel, and obtaining facilities to conduct operations, and inventory equipment. At present the Company is negotiating regarding several projects and has entered into a joint operating agreement with Saurus Resources, Inc. for an option on a 50% interest in a project in the Greater Trona Prospect, located in southwest Wyoming. The Company has also purchased two oil and gas leases totaling 560 acres. No assurance can be given that the Company will be able to obtain such additional arrangements as will be necessary to develop and implement its plan in a timely manner or if implemented that said enterprise will be profitable. No assurance can be given that significant revenues will be derived from the development and operation of it's the Company's development plans. Until required for specific purposes, the net proceeds of the offering may be invested temporarily in short-term obligations such as short-term government obligations.

        The Company has received advances for subscriptions totaling $3,500,000. These subscriptions have not yet been accepted by the Company and are being held subject to such acceptance and the final closing of the private placement. Of the 3,500,000 shares currently subscribed for, 3,000,000 have been subscribed for by Cubix Investments, Inc., a British Columbia, Canada, corporation whose Common Stock is traded on the Canadian Venture Exchange. John R. Hislop, the Company's chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTION."

        The Company can only estimate the future use of proceeds based on the current status of the Company's operations, its current plans and current economic condition. Due to the uncertainties of fund raising and negotiations, the Company is unable to predict precisely what amount will be used for any particular purpose. The Company will apply the proceeds of this offering in such manner as it deems appropriate under the then existing circumstances. The Company reserves the right to amend the use of proceeds by vote of a majority of the Board of Directors.

        Should the offering not proceed under its current terms, the Company will be required to pursue alternative sources of capital. Without additional capital, the Company's ability to pursue its plan of operations will be severely curtailed.

EMPLOYEES

    The Company currently has no employees other than its Officers and Directors. Management of the Company expects to hire additional employees as needed. Management currently estimates that the Company will not hire any employees in the next twelve months.

                            INVESTMENT CONSIDERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. AN INVESTMENT IN THE SECURITIES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. THE FOLLOWING DOES NOT PURPORT TO BE A COMPREHENSIVE SUMMARY OF ALL THE RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY. RATHER, THE FOLLOWING ARE ONLY CERTAIN PARTICULAR RISKS TO WHICH THE COMPANY IS SUBJECT THAT THE COMPANY WISHES TO ENCOURAGE PROSPECTIVE INVESTORS TO DISCUSS IN DETAIL WITH THEIR PROFESSIONAL ADVISORS. PROSPECTIVE INVESTORS, PRIOR TO MAKING AN INVESTMENT IN THE COMPANY, SHOULD CAREFULLY CONSIDER, AMONG OTHERS, THE FOLLOWING RISK FACTORS:

        No Operating History and Revenues. The Company is a shell company and is subject to all the risks inherent in the creation of a new business. The Company has no employees other than its management team and no set business plan. Management of the Company has substantial discretion with respect to the use of assets of the Company. Since the Company is a new venture, it has no record of operations, and there is nothing at this time upon which to base an assumption that the Company's plans will prove successful. If the Company's plans prove to be unsuccessful, investors in the Company may lose all or a substantial part of their investment.

        No Contracted Projects. The Company is a shell corporation in its initial stages of development and though it has identified some initial projects at present it has only entered into one agreement for the exploration of oil and gas. There is no assurance that the Company will be able to raise funds in a timely manner or successfully enter into other agreements with regards to any of its current prospects or, if such agreements are entered into, that it will be successful in its exploration activities. See "DESCRIPTION OF BUSINESS."

        Lack of Liquidity and Publicly Available Information. The Common Stock is currently trading on the OTC Bulletin Board under the symbol "NEGY". The Common Stock is thinly traded on the OTC Bulletin Board and there can be no assurance that the shares of the Common Stock will be readily saleable thereon.

        Wildcat Drilling. The Company expects to engage in the exploration of hydrocarbons by drilling unproven prospects. Such a practice is known as wildcat drilling, a very high risk drilling activity. Investors should be aware that there is a high probability that the Company could drill a "dry hole" and that the investor could lose all or a substantial part of their entire investment.

        Volatility of Oil and Gas Markets. Recently the price of oil and gas has been subject to substantial volatility. There can be no assurance that this volatility will not continue in the future, making it difficult for the Company's strategic planning and the valuation of prospects.

        Availability of Suitable Prospects or Producing Properties. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of whom will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company can sell prospectus or obtain financing for or participants to join in the development of prospects. See "DESCRIPTION OF BUSINESS."

        Title to Properties. It is customary in the oil and gas industry to acquire an interest in a property based upon a preliminary title investigation. If the title to the prospects should prove to be defective, the Company could lose the costs of acquisition, or incur substantial costs for curative title work.

        Shut-in Wells and Curtailed Production. Production from gas wells may be curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where the Company's operations will be conducted. In such an event, it is possible that there will be no market or a very limited market for the Company's prospects.

        Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

        Uninsured Risks. The Company may not be insured against losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

        Federal and State Taxation. Federal and state income tax laws are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which the Company may conduct oil and gas activities also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which adversely affects the Company.

        Government Regulation. The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective.

        Write-downs and Limits on Accuracy of Reserve Estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of future net revenues and the present value of such revenues are based on price and cost assumptions provided by the Company as its best estimate. These estimates may not prove to have been correct over time. A further decline in oil and gas prices may require the Company to write-down the value of its oil and gas reserves.

        Need for Subsequent Funding. The Company believes it will need to raise substantial additional funds in order to maintain its operations. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

        Need for Additional Key Personnel. At present, the Company employs no full time employees. The success of the Company's proposed business will depend, in part, upon the Company's ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

        Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its officers who will exercise control over the day to day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities.

        FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH HEREIN, AS WELL AS OTHER FACTORS NOT SET FORTH HEREIN, THE PURCHASE OF THE SHARES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN

INVESTMENT IN THE SHARES OF THE COMPANY SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS REPORT. THE SHARES OF COMMON STOCK SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO ABSORB A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY AND HAVE NO NEED FOR A RETURN ON THEIR INVESTMENT.

ITEM 7. FINANCIAL STATEMENTS



                               Nation Energy, Inc.
                          (A Development Stage Company)
                        As of March 31, 2000, and for the
                      Years Ended March 31, 2000 and 1999,
                  and for the Period April 19, 1988 (Inception)
                                to March 31, 2000

                               Nation Energy, Inc.
                          (A Development Stage Company)
                                Table of Contents

                                                                 Page
                                                                 ----
Report of Independent Auditors                                    22

Balance Sheet                                                     23

Statements of Operations                                          24

Statement of Changes in Stockholders' Equity                      25

Statements of Cash Flows                                          26

Notes to Financial Statements                                    27-31

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Nation Energy, Inc.
Vancouver, B. C. Canada


We have audited the accompanying balance sheet of Nation Energy, Inc. (A Development Stage Company) as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999, and the period from April 19, 1988 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. (A Development Stage Company) as of March 31, 2000, and the results of its operations, and its cash flows for the years ended March 31, 2000 and 1999, and the period from April 19, 1988 (inception) to March 31, 2000, in conformity with generally accepted accounting principles.






Stark Tinter & Associates, LLC
Denver, Colorado
June 27, 2000

                               NATION ENERGY, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2000


                                     ASSETS

Current assets:
     Cash                                               $ 3,894,349
     Prepaid expenses                                       100,632
                                                        -----------
         Total current assets                             3,994,981

Oil and gas properties - full cost method                   190,878
                                                        -----------

 Total assets                                           $ 4,185,859
                                                        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                  $     9,203

 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                       7,170
      Additional paid-in capital                            742,230
      Common stock subscriptions                          3,500,000
      Deficit accumulated during the
        development stage                                   (72,744)
                                                        -----------
           Total stockholders' equity                     4,176,656
                                                        -----------
 Total liabilities and stockholders' equity             $ 4,185,859
                                                        ===========


    The accompanying notes are an integral part of the financial statements.

                              NATION ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                           FOR THE PERIOD
                                                          FOR THE            FOR THE       APRIL 19, 1988
                                                         YEAR ENDED        YEAR ENDED      (INCEPTION) TO
                                                       MARCH 31, 2000    MARCH 31, 1999    MARCH 31, 2000
                                                       --------------    --------------    --------------
Revenue:                                                 $        --       $        --       $      --
                                                         -----------       -----------       ---------
Costs and expenses:
   General, selling and administrative                        50,808            20,936          72,744
                                                         -----------       -----------       ---------
        Total costs and expenses                              50,808            20,936          72,744
                                                         -----------       -----------       ---------
Net (loss)                                               $   (50,808)      $   (20,936)      $ (72,744)
                                                         ===========       ===========       =========
Per share information:

    Weighted average number of common
       shares outstanding - basic and diluted              7,161,803         1,562,419         734,342
                                                         ===========       ===========       =========

    Net (loss) per common share - basic and diluted      $     (0.01)      $     (0.01)      $   (0.10)
                                                         ===========       ===========       =========


    The accompanying notes are an integral part of the financial statements.

                               NATION ENERGY, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          For the period April 19, 1988 (inception) to March 31, 2000


                                                                                                        Deficit
                                                 Common Stock                                         Accumulated
                                           ----------------------      Additional       Common         During The         Total
                                           Number of                    Paid-in          Stock        Development     Stockholders'
                                            Shares         Amount       Capital      Subscriptions       Stage            Equity
                                           ---------       ------      ----------    -------------    -----------     -------------
April 19, 1988 (inception)                        --       $   --       $     --       $       --       $     --        $       --

Issuance of common stock
  for services at $.001 per share          1,000,000        1,000             --               --             --             1,000

Net (loss) incurred in fiscal 1988                --           --             --               --         (1,000)           (1,000)
                                           ---------       ------       --------       ----------       --------        ----------
Balance, March 31, 1998                    1,000,000        1,000             --               --         (1,000)               --

Issuance of common stock for cash at
   $0.12 per share                         6,070,000        6,070        722,330               --             --           728,400

Net (loss) for the year                           --           --             --               --        (20,936)          (20,936)
                                           ---------       ------       --------       ----------       --------        ----------
Balance, March 31, 1999                    7,070,000        7,070        722,330               --        (21,936)          707,464

Issuance of common stock
  for services at $.20 per share             100,000          100         19,900                                            20,000

Common stock subscribed
  for at $1.00 per share                          --           --             --        3,500,000             --         3,500,000

Net (loss) for the year                           --           --             --               --        (50,808)          (50,808)
                                           ---------       ------       --------       ----------       --------        ----------
Balance March 31, 2000                     7,170,000       $7,170       $742,230       $3,500,000       $(72,744)       $4,176,656
                                           =========       ======       ========       ==========       ========        ==========


    The accompanying notes are an integral part of the financial statements.

                               NATION ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                             FOR THE PERIOD
                                                             FOR THE          FOR THE        APRIL 19, 1988
                                                           YEAR ENDED        YEAR ENDED      (INCEPTION) TO
                                                         MARCH 31, 2000    MARCH 31, 1999    MARCH 31, 2000
                                                         --------------    --------------    --------------
Cash flows from operating activities:
    Net (loss)                                             $   (50,808)       $ (20,936)       $   (72,744)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
    Common stock issued for services                            20,000                              20,000
    (Increase) in prepaid expenses                            (100,632)              --           (100,632)
    Increase (decrease) in accounts payable                    (11,538)          20,741             10,203
                                                           -----------        ---------        -----------
Net cash (used in) operating activities                       (142,978)            (195)          (143,173)
                                                           -----------        ---------        -----------
Cash flows from investing activities:
    Purchase of oil and gas properties                        (190,878)              --           (190,878)
                                                           -----------        ---------        -----------
Net cash (used in) investing activities                       (190,878)              --           (190,878)

Cash flows from financing activities:
    Proceeds from common stock issued and subscribed         3,500,000          728,400          4,228,400
                                                           -----------        ---------        -----------
Net cash provided by financing activities                    3,500,000          728,400          4,228,400
                                                           -----------        ---------        -----------
Net increase in cash                                         3,166,144          728,205          3,894,349

Beginning cash                                                 728,205               --                 --
                                                           -----------        ---------        -----------
Ending cash                                                $ 3,894,349        $ 728,205        $ 3,894,349
                                                           ===========        =========        ===========
Supplemental cash flow information:
  Cash paid for interest                                   $        --        $      --        $        --
                                                           ===========        =========        ===========
  Cash paid for income taxes                               $        --        $      --        $        --
                                                           ===========        =========        ===========


    The accompanying notes are an integral part of the financial statements.

                               Nation Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc. The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. The Company is an oil and gas drilling company in the development stage and currently has no operations.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of long-lived assets

The Company periodically reviews the carrying amount of its identifiable assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2000, management does not believe there is any impairment of the carrying amounts of assets.

Revenue recognition

Revenues from oil and gas sales are accrued as earned based on joint interest billings obtained from the well operator.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is

                               Nation Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti- dilutive.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, completion and costs of well equipment. Expenditures, which are considered unlikely to be recovered, are written off. The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                               Nation Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Pronouncements

The FASB recently issued Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". Both Statements defer for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rules now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early-adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Note 2. CONCENTRATIONS OF CREDIT RISK

The Company's funds are federally insured up to $100,000. As of March 31, 2000, the funds under deposit exceed this insured amount by $3,794,349.

Note 3. STOCKHOLDERS' EQUITY

On May 1, 1988, the Company issued 1,000,000 shares of its $.001 par value common stock for services valued at $1,000.

On September 16, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1.00 to $0.001.

                               Nation Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

On September 16, 1998, the Company forward split its common stock 1,000 for 1, thus increasing the number of outstanding common stock shares from 1,000 shares to 1,000,000 shares.

On February 10, 1999, the Company issued 6,070,000 shares of its $0.001 par value common stock to various investors for cash aggregating $728,400 or $.12 per share.

On May 6, 1999, the Company issued 65,000 shares of the Company's common stock to the President of the Company for payment in full for consulting work performed on behalf of the Company and invoiced in the amount of $13,000 or $.20 per share.

In addition, on May 6, 1999, the Company issued 35,000 shares of the Company's common stock to the treasurer of the Company for payment in full for legal work performed on behalf of the Company and invoiced in the amount of $7,000 or $.20 per share.

The Company began a private placement on March 1, 2000. The private placement offered 4,500,000 shares of common stock, par value $.001 at a price of $1.00 per share. As of March 31, 2000, 3,500,000 shares of this offering were subscribed and paid for by various investors.

Note 4. AGREEMENTS

On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture. The operating agreement was signed and dated December 1, 1999. The Company has prepaid drilling expenses of $90,423 and oil and gas properties, which consist of leasehold costs, totaling $190,878.

Under the arrangement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company expects to spend $525,000 on drilling and completing approximately 10 wells to a minimum depth of 1,200 feet. The first payment of $199,872 was advanced on April 11, 2000. If the cost of drilling and completing these wells is less than $525,000, the Company will spend the difference on preparing the wells for production and connecting the wells to a sales line. After spending the $525,000, the Company will be deemed to have the right to 50% of the profits of the Greater Trona Area joint venture.

                               Nation Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 5. INCOME TAXES

The Company has a Federal net operating loss carryforward of approximately $72,700, which will expire in the year 2020. The tax benefit of this net operating loss of approximately $3,600 has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The directors and executive officers of the Company and their respective ages are as follows:

     Name                 Age                   Position
     ----                 ---                   --------
John R. Hislop            47     Chairman of the Board of Directors, Vice
                                 President and Chief Financial Officer,
                                 Secretary

Donald A. Sharpe          42     President, Chief Executive Office, Director

        All directors hold office until the next annual meeting of stockholders and/or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. There are no other family relationships between any of the directors and executive officers. The Company does not have any standing committees at this time.

        John R. Hislop, Chairman of the Board of Directors, Vice President and Chief Financial Officer, Secretary

        Mr. Hislop has been a director of the Company since June 4, 1999. Since 1990 Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies. He is currently a director of Ultra Petroleum Corp., a public Oil and Gas production and exploration company, and served as the company's President from March of 1993 to May of 1996 and as Chief Financial Officer from May of 1996 to September of 1998. He is currently President and Director of Cubix Investments, Inc. (formerly named R.I.S. Resources International Corp.), a Canadian holding company for various public oil and gas and internet Companies. In the past five years Mr. Hislop has also been an executive officer and/or director of the following companies: Arrowhead Minerals Corp., Ariel Resources, Ltd., Rio Amarillo Mining Ltd., Spectrum Resources, Ltd., Luxmatic Technologies N.V., Kinesys Pharmaceutical, Inc., Capital Charter Corp., Green River Petroleum, Inc., and Patriot Capital Corp. Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

        Donald A. Sharpe, President, Chief Executive Officer, Director

        Mr. Sharpe has been a director of the Company since June 4, 1999. As President and a member of the Board of Directors of Green River Holdings, Inc., a public Company located in Vancouver, British Columbia, Mr. Sharpe oversaw the reorganization and initial financing of the Company. Mr. Sharpe was responsible for the negotiations and completion of Green River's large-scale farm-in arrangement that resulted in oil and gas interests in more than 64,000 acres in the Green River basin of Wyoming. Prior his tenure at Green River Mr. Sharpe was President and Director of JABA Inc., of Vancouver, British Columbia, from 1995 to 1997. As President, Mr. Sharpe was responsible for the administration of the public company, coordinated the financing of the company, and the filing of the plan of reactivation which the Company used to begin trading on the Alberta Stock Exchange. Mr. Sharpe was also responsible for securing joint venture partners for the company's projects in the Southwestern U.S. and Northern Mexico. From 1981 to 1994 Mr. Sharpe was a Geophysicist with Suncor Inc., of Calgary Alberta where Mr. Sharpe held positions of increasing responsibility in the areas of exploration, management and marketing. Over the past five years Mr. Sharpe has also been director of the following companies: Capital Charter Corporation, UKT Recycling Technologies Inc., Jaba Inc., Velvet Exploration Company, Ltd., Patriot Capital Corp., and Empress Capital Corp. Mr. Sharpe received his B.Sc. in Geophysics from the University of British Columbia and Certificate in Business Management from the University of Calgary.

        Darrell Brookstein resigned from the Board of Directors of the Company on May 22, 2000.

               No reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 have been filed with respect to the Company.

ITEM 10. EXECUTIVE COMPENSATION

        The Summary Compensation Table shows certain compensation information for the Chief Executive Officer. Compensation data for other executive officers is not presented in the graphs because aggregate annual compensation for such officers does not exceed $100,000. This information includes the dollar value of base salaries, bonus awards, the number of stock appreciation rights/options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

        The following table sets forth the aggregate compensation paid by the Company to its Chief Executive Officer for services rendered during the periods indicated:

                                                        Long Term Compensation
                                                                Awards
                              Annual Compensation     ----------------------------
Name and                    ----------------------                     Securities
Principal                             Other Annual     Restricted      Underlying       All other
Position          Year      Salary    Compensation    Stock Awards    Options/SARs    compensation
---------        -------    ------    ------------    ------------    ------------    ------------
Donald A.        2000(1)      $0          $0               0               0               0
Sharpe, CEO

Jeffrey L.       2000(1)      $0          $0               0               0               0(2)
Taylor, CEO

(1) The results reported in the "Summary Compensation Table" for the period designated "2000" are for the current fiscal year ending March 31, 2000. Mr. Taylor served as CEO and President of the Company from February 8, 1999 to June 4, 1999. Mr. Sharpe has served as CEO and President of the Company since June 4, 1999. No executive officers of the corporation received any compensation during the fiscal year ended March 31, 1999 or prior to that date.

(2) Mr. Taylor was issued 65,000 shares of the Company's Common Stock then valued at $.20 per share on May 6, 1999 as compensation for consulting work performed on behalf of the Company not in connection with his services as President and CEO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners

        The following table sets forth the beneficial ownership of Company shares of each beneficial owner of 5% or more of the Company's common stock known to the Company. The following information is based solely on the representations of share ownership made by persons representing themselves as owners of the Company's common stock in connection with the proxies solicited for the January 14, 2000 meeting of the Company's shareholders.


        Name and address of               Amount and nature         Percent of
         beneficial owner              of beneficial owner(1)         class
        -------------------            ----------------------       ----------
Sinclair Publishing Limited                   670,000                 9.344%
Palm Chambers
Road Town, Tortola
British Virgin Islands

Lynx Knights de Finance SA                    670,000                 9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

Westin Machineries Pension SA                 670,000                 9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

Liegeman, SA                                  670,000                 9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

Croix Merchants & Barter                      670,000                 9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

(1)  Holder of 5% or more of the common stock of the Company

(b) Security ownership of management

        The following table sets forth the beneficial ownership of Company common stock of each executive officer and director, and all directors and executive officers as a group.

        Name and address of               Amount and nature         Percent of
        beneficial owner(1)              of beneficial owner           class
        -------------------              -------------------        ----------
John R. Hislop                                  0(2)                    0%

Donald A. Sharpe                                0(3)                    0%

All directors and executive                     0                       0%
officers as a group (5 persons)

(1) The address for each of the persons listed is Suite 1100 - 609 West Hastings Street, Vancouver BC Canada V6B 4W4

(2) John R. Hislop is the Chairman of the Board of Directors, Vice President and Chief Financial Officer, and Secretary of the Company

(3) Donald A. Sharpe is the President, Chief Executive Office, Director of the Company


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Cubix Investments, Inc. (formerly named R.I.S. Resources International, Inc.), a British Columbia, Canada, corporation whose Common Stock is traded on the Canadian Venture Exchange, has submitted a subscription for 3,000,000 shares of Common Stock in the private placement that is currently pending. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Private Placement." John R. Hislop, the Company's Chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are attached to this report and are incorporated herein by reference:

Exhibit No.     Exhibit Name
-----------     ------------
                Report of Independent Auditors--Stark Tinter & Associates, LLC
                      Balance Sheet of March 31, 2000 and March 31, 1999
                      Statements of Operations for the period March 31, 1999 to
                          March 31, 2000
                      Statement of Changes in Stockholders' Equity for the period
                          March 31, 1999 to March 31, 2000
                      Statements of Cash Flows for the period March 31, 1999 to
                          March 31, 2000
                      Notes to Financial Statements

2.1             Certificate of Incorporation of Company, filed December 16, 1999*

2.2             Certificate of Amendment of Certificate of Incorporation of Company,
                filed February 15, 2000*

2.3             Bylaws of the Company*

6.1             Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999*

6.2             1999 Stock Option and Incentive Plan*

27.1            Financial Data Schedule


* Incorporated by reference from the Company's Form 10-SB filed with the Securities and Exchange Commission March 31, 2000

No Form 8-K has been filed by the Company during the period covered by this report.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATION ENERGY, INC.
                                           (Registrant)


Date: July 12, 2000                         By: /s/ Donald A. Sharpe
                                               ---------------------------------
                                               Donald A. Sharpe, CEO

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                         Title                                  Date
----                                         -----                                  ----
/s/ Donald A. Sharpe                                                           July  12, 2000
---------------------
Donald A. Sharpe              President and Chief Executive
                              Officer, Director
                              (Principal Executive Officer)

/s/ John R. Hislop                                                             July  12, 2000
---------------------
John R. Hislop                Chairman of the Board of Directors,
                              Vice President and Chief Financial Officer,
                              and Secretary
                              (Principal Financial and Accounting Officer)