Form 10QSB
period 2000-06-30
NATIONAL ENERGY INC
filed 2000-08-14
CIK 1081183

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ________________

                               NATION ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

                         Commission file number: 0-30193

                  DELAWARE                              59-2887569
        (State or other jurisdiction          (IRS Employer Identification No.)
        of incorporation or organization)

                      SUITE 1100 - 609 WEST HASTINGS STREET
                           VANCOUVER BC CANADA V6B 4W4
                    (Address of principal executive offices)

                                (800) 400 - 3969
                           (Issuer's telephone number)
                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, the Registrant had 7,170,000 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

                               NATION ENERGY, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

Index                                                                            Page Number
-----                                                                            ------------
PART I    FINANCIAL INFORMATION

Item 1.    Balance Sheet as of June 30, 2000.                                            4

           Consolidated Statements of Operations for the three months
           ended June 30, 1999 and 2000                                                  5

           Consolidated Statements of Cash Flows for the three months ended
           June 30, 1999 and 2000                                                        6

           Notes to Consolidated Financial Statements                                    7

Item 2.    Management's Discussion and Analysis of Financial Conditions and
           Results of Operations                                                         8

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                                                            13

Item 2.    Changes in Securities                                                        13

Item 3.    Defaults Upon Senior Securities                                              13

Item 4.    Submission of Matters to a Vote of Security Holders                          13

Item 5.    Other Information                                                            13

Item 6.    Exhibits and Reports on Form 8-K                                             13

SIGNATURE


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Attached hereto and made a part of this filing is the unaudited consolidated balance sheet at June 30, 2000, consolidated statement of operations for the three months ended June 30, 1999 and 2000, consolidated statement of cash flows for the three months ended June 30, 1999 and 2000, and notes to the consolidated financial statements.

                               NATION ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
Current assets:
     Cash                                               $ 3,179,143
     Prepaid expenses                                       102,946
                                                        -----------
         Total current assets                             3,282,089
Oil and gas properties - full cost method                   775,251
                                                        -----------
 Total assets                                           $ 4,057,340
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                  $     4,598
 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                       7,170
      Additional paid-in capital                            742,230
      Common stock subscriptions                          3,385,000
      Deficit accumulated during the
        development stage                                   (81,658)
                                                        -----------
           Total stockholders' equity                     4,052,742
                                                        -----------
 Total liabilities and stockholders' equity             $ 4,057,340
                                                        ===========


                              NATION ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                             FOR THE PERIOD
                                                         FOR THE THREE      FOR THE THREE    APRIL 19, 1988
                                                         MONTHS ENDED        MONTHS ENDED    (INCEPTION) TO
                                                         JUNE 30, 1999      JUNE 30, 2000    JUNE 30, 2000
                                                         ------------       ------------     --------------
Revenue:                                                 $         -       $         -       $          -
                                                         -----------       -----------       -----------
Costs and expenses:
   General, selling and administrative                         1,877             8,914            81,658
                                                         -----------       -----------       -----------
        Total costs and expenses                               1,877             8,914            81,658
                                                         -----------       -----------       -----------
Net (loss)                                               $    (1,877)      $    (8,914)      $   (81,658)
                                                         ===========       ===========       ===========
Per share information:
    Weighted average number of common
       shares outstanding - basic and diluted              7,137,033         7,170,000           866,185
                                                         ===========       ===========       ===========
    Net (loss) per common share - basic and diluted      $     (0.00)      $     (0.00)      $     (0.09)
                                                         ===========       ===========       ===========

                               NATION ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               FOR THE PERIOD
                                                        FOR THE THREE      FOR THE THREE       APRIL 19, 1988
                                                        MONTHS ENDED       MONTHS ENDED        (INCEPTION) TO
                                                        JUNE 30, 1999      JUNE 30, 2000       JUNE 30, 2000
                                                        -------------      -------------       --------------
Cash flows from operating activities:
    Net (loss)                                            $    (1,877)      $    (8,914)      $   (81,658)
Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
    Common stock issued for services                           20,000                 -            20,000
    (Increase) in prepaid expenses                                  -            (2,314)         (102,946)
    Increase (decrease) in accounts payable                   (20,000)           (4,605)            5,598
                                                          -----------       -----------       -----------
Net cash (used in) operating activities                        (1,877)          (15,833)         (159,006)
                                                          -----------       -----------       -----------

Cash flows from investing activities:
    Purchase of oil and gas properties                              -          (584,373)         (775,251)
                                                          -----------       -----------       -----------
Net cash (used in) investing activities                             -          (584,373)         (775,251)
Cash flows from financing activities:
    Payments for withdrawn subscriptions                            -          (500,000)         (500,000)
    Proceeds from common stock issued and subscribed                -           385,000         4,613,400
                                                          -----------       -----------       -----------
Net cash provided by (used in) financing activities                 -          (115,000)        4,113,400
                                                          -----------       -----------       -----------
Net increase (decrease) in cash                                (1,877)         (715,206)        3,179,143
Beginning cash                                                728,205         3,894,349                 -
                                                          -----------       -----------       -----------
Ending cash                                               $   726,328       $ 3,179,143       $ 3,179,143
                                                          ===========       ===========       ===========
Supplemental cash flow information:
  Cash paid for interest                                  $         -       $         -       $         -
                                                          ===========       ===========       ===========
  Cash paid for income taxes                              $         -       $         -       $         -
                                                          ===========       ===========       ===========



                               NATION ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

                               NATION ENERGY, INC.


STATEMENT OF FORWARD-LOOKING INFORMATION

        Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

RESULTS OF OPERATIONS

        The Company believes that at least ten wells will need to be drilled and tested for gas production before the Greater Trona Project can be properly evaluated. On June 2, 2000 the Company and it's partner in the Greater Trona Project, Saurus Resources, Inc., commenced drilling the first well of a scheduled ten well drilling program in the Trona Project. The Company intends to review the results of this ten well program before proceeding with further drilling or land acquisitions in the Trona area. As of June 30, 2000 the Company had drilled the first three wells in the initial ten well program. None of the first three wells had yet been tested for gas productivity as of June 30, 2000.

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

To date, the Company has purchased one State of Wyoming lease totaling 320 acres and one federal lease totaling 240 acres. The Wyoming lease has a term of five years and carries a one-sixth royalty and the federal lease has a term of ten-year term with a one-eighth royalty. Both leases are in the first year of their term.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has no operating history. The Company does not expect to generate sufficient revenues within the foreseeable future to support the expenses of its development and marketing activities and therefore will need to rely upon significant additional funding to implement its development plans. It is anticipated that this funding will be accomplished through the sale of the Company's equity securities or through borrowing. Prior to June, 2000, the Company has sold 7,170,000 shares of its Common Stock for approximately $728,400 prior to deduction of offering expenses. The Company intends to raise future requisite funds by subsequent offerings of its Common Stock and will not be able to institute its full plan of operation without significant additional funding. The Company has had pending a private placement of its Common Stock the gross proceeds of which, should it proceed and all of the shares offered are sold, will amount to $4,500,000 assuming that all of the shares offered for sale are sold. See "--Private Placement," below. As of its unaudited financial statements of June 30, 2000 the Company had assets of $4,057,340. The foregoing funds will be and have been mainly used by the company to develop, exploit and market oil and gas projects. $3,385,000 of such funds are cash advanced for subscriptions for common stock in the private placement that have not yet closed. If the private placement does not close, such funds will be returned to the subscribers. The Company currently anticipates that, assuming that all of the shares offered for sale are sold, this private placement will satisfy the cash requirements of the Company for the next twelve months. If the Company does not proceed with this private placement, the Company will need to obtain alternative financing to pursue its plan of operations.

PRIVATE PLACEMENT

        The Company has pending a private offering of up to 4,500,000 shares of its Common Stock at an offering price of $1.00 per share. This offering has been pending for several months and it is unclear whether or not it will ultimately close. Net proceeds from this offering, should it proceed (after deducting expenses of the offering estimated to be $10,000) is expected to be $4,490,000 if all of the Shares are sold. The Company intends to use all of the foregoing amounts for working capital. Funds will be used as general working capital including but not limited to, obtaining oil and/or gas leases, hiring executive and support personnel, and obtaining facilities to conduct operations, and inventory equipment. At present the Company is negotiating regarding several projects and has entered into a joint operating agreement with Saurus Resources, Inc. for an option on a 50% interest in a project in the Greater Trona Prospect, located in southwest Wyoming. The Company has also purchased two oil and gas leases totaling 560 acres. No assurance can be given that the Company will be able to obtain such additional arrangements as will be necessary to develop and implement its plan in a timely manner or if implemented that said enterprise will be profitable. No assurance can be given that significant revenues will be derived from the development and operation of it's the Company's development plans. Until required for specific purposes, the net proceeds of the offering may be invested temporarily in short-term obligations such as short-term government obligations.

        The Company has received advances for subscriptions totaling $3,385,000. These subscriptions have not yet been accepted by the Company and are being held subject to such acceptance and the final closing of the private placement. Of the 3,385,000 shares currently subscribed for, 3,000,000 have been subscribed for by Cubix Investments, Inc., a British Columbia, Canada, corporation whose Common Stock is traded on the Canadian Venture Exchange. John R. Hislop, the Company's chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTION."

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

                            INVESTMENT CONSIDERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. AN INVESTMENT IN THE SECURITIES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. THE FOLLOWING DOES NOT PURPORT TO BE A COMPREHENSIVE SUMMARY OF ALL THE RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY. RATHER, THE FOLLOWING ARE ONLY CERTAIN PARTICULAR RISKS TO WHICH THE COMPANY IS SUBJECT THAT THE COMPANY WISHES TO ENCOURAGE PROSPECTIVE INVESTORS TO DISCUSS IN DETAIL WITH THEIR PROFESSIONAL ADVISORS. PROSPECTIVE INVESTORS, PRIOR TO MAKING AN INVESTMENT IN THE COMPANY, SHOULD CAREFULLY CONSIDER, AMONG OTHERS, THE FOLLOWING RISK FACTORS.

        AN INVESTMENT IN OUR COMMON STOCK INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES AND PEOPLE CONSIDERING SUCH AN INVESTMENT SHOULD NOT COMMIT MORE THAN THEY CAN AFFORD TO LOSE. PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10-KSB AS FILED WITH THE SEC ON July 14, 2000 FOR A LIST OF ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS.

        FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH HEREIN, AS WELL AS OTHER FACTORS NOT SET FORTH HEREIN, THE PURCHASE OF THE SHARES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN INVESTMENT IN THE SHARES OF THE COMPANY SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS REPORT AND OUR OTHER SEC FILINGS. THE SHARES OF COMMON STOCK SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO ABSORB A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY AND HAVE NO NEED FOR A RETURN ON THEIR INVESTMENT.



PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit No.                                 Description

The following exhibits are attached to this report and are incorporated herein by reference:

Exhibit No. Exhibit Name

3.1         Certificate of Incorporation of Company, filed December 16, 1999*

3.2 Certificate of Amendment of Certificate of Incorporation of Company, filed February 15, 2000*

3.3         Bylaws of the Company*

10.1        Joint Operating Agreement with Saurus Resources, Inc. dated
            December 1, 1999*

27.1        Financial Data Schedule

99.1        1999 Stock Option and Incentive Plan*

* Incorporated by reference from the Company's Form 10-SB filed with the Securities and Exchange Commission March 31, 2000

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATION ENERGY, INC.
                                         (Registrant)





Dated:  August 14, 2000                 By: /s/ DONALD A. SHARPE
                                            -----------------------------------
                                               Donald A. Sharpe,
                                               President and Chief Executive
                                               Officer, Director
                                               (Principal Executive Officer)