Form 10QSB
period 2000-09-30
NATION ENERGY INC
filed 2000-11-15
CIK 1081183

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)
[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

NATION ENERGY, INC.
(Exact name of small business issuer as
specified in its charter)

Commission file number:
0-30193

DELAWARE (State or other jurisdiction of incorporation or organization)	59-2887569 (IRS Employer Identification No.)

Suite 1100 - 609 West Hastings Street
Vancouver BC Canada V6B 4W4
(Address of principal executive offices)

(800) 400 - 3969
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Not applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the Registrant had 7,170,000 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

NATION ENERGY, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Attached hereto and made a part of this filing is the unaudited consolidated balance sheet at September 30, 2000, consolidated statement of operations for the six months ended September 30, 1999 and 2000, consolidated statement of cash flows for the six months ended September 30, 1999 and 2000, and notes to the consolidated financial statement.

NATION ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2000
(Unaudited)

                                     ASSETS

Current assets:
     Cash                                                         $ 2,554,236
                                                                 -------------
Oil and gas properties - full cost method                           1,570,771
                                                                 -------------
 Total assets                                                     $ 4,125,007
                                                                 =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                            $    86,479
                                                                 -------------
 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                                 7,170
      Additional paid-in capital                                      742,230
      Common stock subscriptions                                    3,385,000
      Deficit accumulated during the
        development stage                                             (95,872)
                                                                 -------------
              Total stockholders' equity                            4,038,528
                                                                 -------------
 Total liabilities and stockholders' equity                       $ 4,125,007
                                                                 =============

NATION ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                                        For the Period
                                                       For the Three        For the Three        For the Six          For the Six       April 19, 1988
                                                        Months Ended        Months Ended         Months Ended        Months Ended       (inception) to
                                                     September 30, 1999  September 30, 2000   September 30, 1999  September 30, 2000  September 30, 2000
                                                    -------------------- ------------------- -------------------- ------------------- -------------------
Revenue:                                             $               -    $              -    $               -    $              -    $              -
                                                    -------------------- ------------------- -------------------- ------------------- -------------------

Costs and expenses:
   General, selling and administrative                             4,585              14,214                6,762              23,128              95,872
                                                    -------------------- ------------------- -------------------- ------------------- -------------------
        Total costs and expenses                                   4,585              14,214                6,762              23,128              95,872
                                                    -------------------- ------------------- -------------------- ------------------- -------------------
Net (loss)                                           $            (4,585) $          (14,214) $            (6,762) $          (23,128) $          (95,872
                                                    ==================== =================== ==================== =================== ===================

Per share information:

    Weighted average number of common
       shares outstanding - basic and diluted                  7,170,000           7,170,000            7,145,824           7,170,000             968,942
                                                    ==================== =================== ==================== =================== ===================
    Net (loss) per common share - basic and diluted  $             (0.00) $            (0.00) $             (0.00) $            (0.00) $            (0.10
                                                    ==================== =================== ==================== =================== ===================

NATION ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                              For the Period
                                                        For the Six         For the Six       April 19, 1988
                                                        Months Ended        Months Ended      (inception) to
                                                     September 30, 1999  September 30, 2000  September 30, 2000
                                                     ------------------  ------------------  -----------------
Cash flows from operating activities:
    Net (loss)                                        $          (6,762)  $         (23,128)  $        (95,872)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
    Common stock issued for services                             20,000                 -               20,000
    (Increase) decrease in prepaid expenses                      (7,517)            100,632                -
    Increase (decrease) in accounts payable                     (20,741)             77,276             86,479
                                                     ------------------  ------------------  -----------------
Net cash provided by operating activities                       (15,020)            154,780             10,607
                                                     ------------------  ------------------  -----------------
Cash flows from investing activities:
    Purchase of oil and gas properties                              -            (1,379,893)        (1,570,771)
                                                     ------------------  ------------------  -----------------
Net cash (used in) investing activities                             -            (1,379,893)        (1,570,771)

Cash flows from financing activities:
    Payments for withdrawn subscriptions                            -              (500,000)          (500,000)
    Proceeds from common stock issued and subscribed                -               385,000          4,614,400
                                                     ------------------  ------------------  -----------------
Net cash provided by (used in) financing activities                 -              (115,000)         4,114,400
                                                     ------------------  ------------------  -----------------
Net increase (decrease) in cash                                 (15,020)         (1,340,113)         2,554,236

Beginning cash                                                  728,205           3,894,349                -
                                                     ------------------  ------------------  -----------------
Ending cash                                           $         713,185   $       2,554,236   $      2,554,236
                                                     ==================  ==================  =================
Supplemental cash flow information:
  Cash paid for interest                              $             -     $             -     $            -
  Cash paid for income taxes                          $             -     $             -     $            -

NATION ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended March 31, 2000.

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

Results of Operations

The Company believes that at least ten wells will need to be drilled and tested for gas production before the Greater Trona Project can be properly evaluated. On June 2, 2000 the Company and it's partner in the Greater Trona Project, Saurus Resources, Inc., commenced drilling the first well of a scheduled ten well drilling program in the Trona Project. The Company has drilled and reviewed the results of all ten wells in the initial ten-well program and has elected to proceed with a completion and testing program to test the long-term producibility of these wells. For strategic reasons and in order to maintain its full working interest in the Trona project, the Company has elected to participate in the drilling of additional wells in the area as proposed by the joint venture partner. As of September 30, 2000 an additional 3 wells had been drilled and were being tested.

Plan of Operation

The Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region and has entered into one agreement as of this date with Saurus Resources Inc., described below in "--Initial Focus," for the exploration of properties and has purchased various leases totaling 11,404 acres in the Greater Trona Area, Wyoming, under this agreement. During the next twelve months the Company plans to focus its resources on exploring this region and evaluating additional opportunities for developing oil and gas projects.

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

Initial Focus

The principal activity for the Company in the next twelve months and beyond will be the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in approximately 50,000 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture, and has advanced the initial payment of $202,131 U.S.

Under the arrangement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company has spent $525,000 US on drilling and completing wells in the Trona area and has earned its 50% interest in the Greater Trona Area joint venture

If additional lands become available for purchase and the Company is successful in leasing such additional lands, Saurus shall have the option to defer its 50% share of the cost of the first 100,000 acres of such additional land that the Company may purchase. Saurus will have this optionuntil February 1, 2001. At this time the Company has purchased leases covering a total of 11,404 acres in which Saurus may elect to participate.

To date, the Company has purchased various leases totaling 11,404 acres. The leases have terms of between five and ten years and have royalties of between one eighth and one sixth.

The Company does not foresee hiring any additional employees in the next twelve months but may employ consultants as necessary.

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

Liquidity and Capital Resources

The Company has no operating history. The Company does not expect to generate sufficient revenues within the foreseeable future to support the expenses of its development and marketing activities and therefore will need to rely upon significant additional funding to implement its development plans. It is anticipated that this funding will be accomplished through the sale of the Company's equity securities or through borrowing. Prior to September, 2000, the Company has sold 7,170,000 shares of its Common Stock for approximately $728,400 prior to deduction of offering expenses. The Company intends to raise future requisite funds by subsequent offerings of its Common Stock and will not be able to institute its full plan of operation without significant additional funding. The Company has had pending a private placement of its Common Stock the gross proceeds of which, should it proceed and all of the shares offered are sold, will amount to $4,500,000 assuming that all of the shares offered for sale are sold. See "--Private Placement," below. As of its unaudited financial statements of September 30, 2000 the Company had assets of $4,125,007. The foregoing funds will be and have been mainly used by the company to develop, exploit and market oil and gas projects. $3,385,000 of such funds are cash advanced for subscriptions for common stock in the private placement that have not yet closed. If the private placement does not close, such funds will be returned to the subscribers. The Company currently anticipates that, assuming that all of the shares offered for sale are sold, this private placement will satisfy the cash requirements of the Company for the next twelve months. If the Company does not proceed with this private placement, the Company will need to obtain alternative financing to pursue its plan of operations.

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

AN INVESTMENT IN OUR COMMON STOCK INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES AND PEOPLE CONSIDERING SUCH AN INVESTMENT SHOULD NOT COMMIT MORE THAN THEY CAN AFFORD TO LOSE. PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10- KSB AS FILED WITH THE SEC ON July 14, 2000 FOR A LIST OF ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS.

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

(a) Exhibits:

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

(b) Reports on Form 8-K
None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC. (Registrant)
Dated: November 14, 2000	By: /S/ "Donald A. Sharpe" ________________________________ Donald A. Sharpe, President and Chief Executive Officer, Director (Principal Executive Officer)