Form 10QSB
period 2000-12-31
NATION ENERGY INC
filed 2001-02-20
CIK 1081183

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)
[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 20, 2001, the Registrant had 11,020,000 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

NATION ENERGY, INC.
FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated balance sheet at December 31, 2000, consolidated statement of operations for the nine months ended December 31, 1999 and 2000, consolidated statement of cash flows for the nine months ended December 31, 1999 and 2000, and notes to the consolidated financial statement follow.

NATION ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2000
(Unaudited)

                               ASSETS

Current assets:
     Cash                                            $ 2,310,609
      Prepaid expenses                                     4,375
                                                    ---------------
                                                       2,314,984

Oil and gas properties - full cost method              2,201,678
                                                    ---------------
 Total assets                                        $ 4,516,662
                                                    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                               $    33,125
                                                    ---------------
 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                    7,170
      Additional paid-in capital                         742,230
      Common stock subscriptions                       3,850,000
      Deficit accumulated during the
        development stage                               (115,863)
                                                    ---------------
        Total stockholders' equity                     4,483,537
                                                    ---------------
 Total liabilities and stockholders' equity          $ 4,516,662
                                                    ===============

NATION ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                                               For the Period
                                                               For the Three      For the Three       For the Nine          For the Nine       April 19, 1988
                                                               Months Ended        Months Ended       Months Ended          Months Ended       (inception) to
                                                             December 31, 1999  December 31, 2000  December  31, 1999    December  31, 2000  December 31, 2000
                                                            ------------------- ----------------- --------------------- -------------------- ------------------
Revenue:                                                     $          -        $         -       $            -        $           -        $          -
                                                            ------------------- ----------------- --------------------- -------------------- ------------------

Costs and expenses:
   General, selling and administrative                               30,523             19,991               35,108               43,119             115,863
                                                            ------------------- ----------------- --------------------- -------------------- ------------------
        Total costs and expenses                                     30,523             19,991               35,108               43,119             115,863
                                                            ------------------- ----------------- --------------------- -------------------- ------------------
Net (loss)                                                   $      (30,523)     $     (19,991)    $        (35,108)     $       (43,119)     $     (115,863)
                                                            =================== ================= ===================== ==================== ==================

Per share information:

    Weighted average number of common
       shares outstanding - basic and diluted                     7,170,000          7,170,000            7,159,091            7,170,000           1,007,217
                                                            =================== ================= ===================== ==================== ==================
Net (loss) per common share - basic and diluted              $        (0.00)     $       (0.00)    $          (0.00)     $         (0.01)    $        (0.12)
                                                            =================== ================= ===================== ==================== ==================

NATION ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                       For the Period
                                                                For the Nine        For the Nine       April 19, 1988
                                                                Months Ended        Months Ended       (inception) to
                                                              December 31, 1999   December 31, 2000   December 31, 2000
                                                             -------------------  ----------------- --------------------
Cash flows from operating activities:
    Net (loss)                                                $      (35,108)      $     (43,119)    $      (115,863)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
    Common stock issued for services                                  20,000                 -                20,000
    (Increase) decrease in prepaid expenses                                               96,257              (4,375)
    Increase (decrease) in accounts payable                          185,023              23,922              33,125

                                                             -------------------  ----------------- --------------------
Net cash provided by operating activities                            169,915              77,060              48,750
                                                             -------------------  ----------------- --------------------
Cash flows from investing activities:
    Purchase of oil and gas properties                              (474,846)         (2,010,800)         (2,201,678)
                                                             -------------------  ----------------- --------------------
Net cash (used in) investing activities                             (474,846)         (2,010,800)         (2,201,678)

Cash flows from financing activities:
    Payments for withdrawn subscriptions                                 -              (500,000)           (500,000)
    Proceeds from common stock issued and subscribed                     -               850,000           5,079,400
                                                             -------------------  ----------------- --------------------
Net cash provided by (used in) financing activities                      -               350,000           4,579,400
                                                             -------------------  ----------------- --------------------
Net increase (decrease) in cash                                     (304,931)         (1,583,740)          2,310,609

Beginning cash                                                       728,205           3,894,349                 -
                                                             -------------------  ----------------- --------------------
Ending cash                                                   $      423,274       $   2,310,609     $     2,310,609
                                                             ===================  ================= ====================
Supplemental cash flow information:
  Cash paid for interest                                      $          -         $         -       $           -
                                                             ===================  ================= ====================
  Cash paid for income taxes                                  $          -         $         -       $           -
                                                             ===================  ================= ====================

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

NATION ENERGY, INC.

Statement of Forward-Looking Information

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended March 31, 2000.

Plan of Operation

The Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region and has entered into an agreement with Saurus Resources Inc., described below in "--Initial Focus," for the exploration of properties and has purchased various leases totaling 11,404 acres in the Greater Trona Area, Wyoming, under this agreement. During the next twelve months the Company plans to focus its resources on exploring this region and evaluating additional opportunities for developing oil and gas projects. During the next twelve months the Company's proposed plans call for it analyze additional regions for acquisition of oil and gas leases based on several factors. The Company considers those regions in which it's industry contacts have the most experience in order to benefit from such experience. The Company will determine which leases it is interested in exploring based upon the analysis of technical and production data, financial analysis based on such production analysis, on site verification of well equipment and production capability, and verification of ownership of leasehold rights.

Results of Operations

The Company believed that at least ten wells would need to be drilled and tested for gas production before the Greater Trona project can be properly evaluated. On June 2, 2000 the Company and it's partner in the Greater Trona project, Saurus Resources, Inc., commenced drilling the first well of a scheduled ten well drilling program in the Trona project. The Company has drilled and reviewed the results of all ten wells in the initial ten-well program and has elected to proceed with a completion and testing program to test the long-term prospects of these wells. For strategic reasons, the Company has elected to participate in the drilling of ten additional wells in the area as proposed by the joint venture partner. As of December 31, 2000, the Company was continuing to test and evaluate the long-term prospects of these wells in order to assess the economic merits of the Trona Project. The Company has elected not to participate in the drilling of a further thirteen wells that have been proposed to be drilled by the Company's partner in the Trona Project.

Initial Focus

The principal activity for the Company in the next twelve months and beyond will be to assess the economic value of the Trona project by testing and evaluating the wells it has drilled so far, and if the project is judged to have economic merit, to the securing of oil and gas exploration contracts and joint ventures in the Trona area.

On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in approximately 50,000 acres in the Trona area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture, and has advanced the initial payment of $202,131 U.S.

Under the arrangement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company was required to spend $525,000 US on drilling and completing wells to earn it's 50% interest in the Trona area joint venture. During fiscal 1999 the Company earned its 50% interest in the joint venture.

If additional lands become available for purchase and the Company is successful in leasing such additional lands, Saurus shall have the option to defer its 50% share of the cost of the first 100,000 acres of such additional land that the Company may purchase. Saurus will have this option until February 1, 2001. At this time the Company has purchased leases covering a total of 11,404 acres in which Saurus may elect to participate.

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

Liquidity and Capital Resources

The Company has no operating history. The Company does not expect to generate sufficient revenues within the foreseeable future to support the expenses of its development and marketing activities and therefore will need to rely upon significant additional funding to implement its development plans. It is anticipated that this funding will be accomplished through the private sale of the Company's equity securities or through borrowing.

Prior to December 31, 2000, the Company had sold 7,170,000 shares of its Common Stock for approximately $728,400 (subsequent to deduction of offering expenses). As disclosed in the Form 8-K filed by the Company with the Securities and Exchange commission on February 6, 2001, on January 22, 2001 the Company closed a private placement in which Sextan Capital, Inc., a wholly owned subsidiary of Cubix Investments Inc. and other investors purchased 3,850,000 shares of the common stock of Registrant for an aggregate cash price of $3,850,000 (prior to the deduction of offering expenses). In this transaction Sextan purchased 3,000,000 shares of the common stock of Company.

Subsequent to the closing of this private placement, the Company will have a total of 11,020,000 issued and outstanding common shares of which 3,000,000 shares will be owned by Sextan. No other capital stock of the Company is currently outstanding.

The Company intends to use al1 of the foregoing amounts for working capital. The foregoing funds will be used primarily by the Company to develop, exploit and market oil and gas projects, including such uses as obtaining oil and/or gas leases, hiring consultants to serve as executive and support personnel, obtaining facilities to conduct operations and purchasing or leasing equipment. The Company currently anticipates that this private placement will satisfy the cash requirements of the Company for the next twelve months.

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

Until required for specific purposes, the net proceeds of the private placement described above may be invested temporarily in short-term obligations such as short-term government obligations.

Certain Relationships and Related Transactions

As a result of the private placement that closed January 22, 2001, Sextan Capital is the beneficial owner of approximately 27% of the common stock of the Company. Sextan Capital is a wholly owned subsidiary of Cubix Investments, Inc., a British Columbia, Canada, corporation whose Common Stock is traded on the Canadian Venture Exchange. John R. Hislop, the Company's chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc.

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

Employees

The Company currently has no employees other than its Officers and Directors. Management of the Company expects to hire additional employees as needed. Management currently estimates that the Company will not hire any employees in the next twelve months but may retain consultants as necessary.

INVESTMENT CONSIDERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH BELOW AND IN THE OTHER REPORTS OF THE COMPANY. AN INVESTMENT IN THE SECURITIES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. THE RISKS DISCLOSED DO NOT PURPORT TO BE A COMPREHENSIVE SUMMARY OF ALL THE RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY. RATHER, THEY ARE ONLY CERTAIN PARTICULAR RISKS TO WHICH THE COMPANY IS SUBJECT THAT THE COMPANY WISHES TO ENCOURAGE PROSPECTIVEINVESTORS TO DISCUSS IN DETAIL WITH THEIR PROFESSIONAL ADVISORS. PROSPECTIVE INVESTORS, PRIOR TO MAKING AN INVESTMENT IN THE COMPANY, SHOULD CAREFULLY CONSIDER, AMONG OTHERS, THE FOLLOWING RISK FACTORS.

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

* Incorporated by reference from the Company's Form 10-SB filed with the Securities and Exchange Commission March 31, 2000

(b) Reports on Form 8-K
None filed during the quarter for which this report is filed. The Company filed a report on Form 8-K on February 6, 2001 of which it reported the change in control of registrant following the sale of 3,000,000 shares of its common stock to Sextan Capital, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC. (Registrant)
Dated: February 19, 2001	By: /S/ Donald A. Sharpe ________________________________ Donald A. Sharpe, President and Chief Executive Officer, Director (Principal Executive Officer)