Form 10KSB
period 2001-03-31
NATION ENERGY INC
filed 2001-06-29
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-30193

NATION ENERGY, INC.

(Name of Small Business Issuer in its Charter)

Delaware	59-2887569

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1100 - 609 West Hastings Street
Vancouver BC Canada V6B 4W4	N/A

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (800) 400-3969
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer had no revenues for the fiscal year ended March 31, 2001.

The aggregate market value of the common stock held by non-affiliates of the registrant at June 26, 2001, was approximately $4,083,352 based on the closing price for the common stock on the OTC Bulletin Board on that date. At June 26, 2001, 11,020,000 shares of registrant's common stock were outstanding.

This Form 10-KSB incorporates by reference the issuer's amended Consent Solicitation Statement on Schedule 14A which was filed on June 28, 2001 (incorporated by reference in "DESCRIPTION OF THE BUSINESS--SALE OF INTERESTS TO VRD").

Transitional Small Business Disclosure Format (check one): Yes [ ]   No  [X]

This Form 10-KSB contains forward-looking statements. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Form 10-KSB including the section entitled "Risk Factors" beginning on page 10 of this document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

NATION ENERGY, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Nation Energy, Inc. ("Nation Energy" or the "Company") is an exploration stage company. It was formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998 it conducted no business and existed as a shell corporation. After the reinstatement of the Company's Articles of incorporation on September 16, 1998, the Company's main focus has been the procurement of mineral leasehold interests, primarily oil and gas exploitation rights. The Company reincorporated as a Delaware corporation on February 2, 2000 and changed its name to Nation Energy, Inc. on February 15, 2000. Pursuant to its recent focus, the Company has commenced corporate strategic development whereby the Company has been exploring potential oil and gas projects. Though the Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region it has entered into only one agreement as of this date for the exploration of oil and gas properties.  This agreement is the Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999 which was attached as an exhibit to Nation Energy's Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000 and was described in detail in that filing.

ACTIVITIES UNDER THE AGREEMENT WITH SAURUS RESOURCES

The Company holds interests in 28 oil and gas leases located in the Greater Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.   See "DESCRIPTION OF PROPERTY."   Under the Joint Operating Agreement, Saurus Resources is the operator of oil and gas exploration on the property covered by these leases and has certain rights and duties as the operator.  The agreement states the initial ownership interests of the parties in the covered leases, specifies procedures for confirming and adjusting the interests of the parties and sets forth agreements concerning future acquisitions or transfers of interests of the leases.  The agreement also has provisions that allow a party to propose the drilling of a well on properties covered by the covered leases and allow the other party to elect whether or not to participate in the proposed drilling.  If a party elects to not pay its share of the cost of drilling a proposed well, such non-participating party must surrender to others who do participate in the proposed well all of the revenue attributable to its nominal ownership interest in the well until the participating party has recouped from net revenues otherwise due to the non-participating party 300% of the cost of the well attributable to the non-participating party's interest.  The agreement also provides rules for managing the production, maintenance and abandonment of wells drilled on the covered leases, has provisions that specify the liability of the parties for various expenses and expenditures for or related to operations on the covered leases and sets forth various procedures for operations on the covered leases and making decisions under the agreement.

The Company's only material activities to date have been related to its participation in exploration conducted under the Joint Operating Agreement with Saurus Resources.  To date, 24 test wells have been drilled and completed under this agreement.  Costs per well have exceeded by four times or more the original estimate of $35,000 per well.  Nation Energy has advanced a total of approximately $2,167,000 under its agreement with Saurus Resources.  Operational difficulties in developing the test wells are largely responsible for the greater operating costs experienced.  These difficulties include mineral precipitation in the well bore, which inhibits production.  The wells drilled to date have been perforated and hydraulically fractured; these geophysical traits make extraction of gas much more complicated and expensive than anticipated.  Poor weather and lack of available crews have also contributed to operational difficulties and greater expenses. Despite the significantly greater exploration expenditures, there are no strong indications to date that the test wells or other potential wells within the interests held by Nation Energy will produce sufficient gas to be able to recover the exploration costs expended to date, let alone be profitable.

Nation Energy's management has reviewed analyses of the open hole logs and mud logs of the wells drilled to date and concluded that there is no evidence that the wells contain sufficient gas to prove economically viable.  Both the open hole logs (which reveal porosity and electric resistivity, both of which are indicators of production potential) and the mud logs are inconclusive.  The electric resistivity logs indicate that permeability, a measure of production capacity, is very low in the test wells.  The mud logs indicate small amounts of gas to be present each time a drill pipe connection is made but there is no indication that any particular depth is likely to be productive.  While there are indications that gas is present, permeability and pressure are so low that it is doubtful that economic amounts of gas could be extracted.

Production testing of the Trona Area project has been complicated by the precipitation of sodium carbonate in the test wells.  This precipitation is the result of geological conditions in the Trona area and has resulted in plugged tubing in the test wells.  As a result there has been no flow testing that has lasted for more than a few days before operations were shut down. Attempts were made to clean out the plugs and put the wells back on production but none had been successful for more than a few days before another plug formed.  Consequently there is no meaningful information regarding the sustained production capacity of the wells. No cores have been taken from the test wells in the Trona Area project.  It is Nation Energy's understanding that the operator determined that core testing was uneconomical because the cost of performing such testing was not justified in light of the other testing being performed.  Because the operator has not undertaken to perform core testing, these data are not available to Nation Energy.

SALE OF INTERESTS TO VRD

Because of the poor operating results under the Joint Operating Agreement, the Company began to explore other alternatives to this arrangement.  On February 28, 2001 the Company entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which the Company has agreed to sell to VRD all of its interest in its oil and gas leases in the Greater Trona Area, all right, title and interest in and to all of the personal property, fixtures and improvements appurtenant to the such leases, and all of its rights under the Joint Operating Agreement with Saurus Resources.  The rights to be sold include the right to participate in the drilling, completion, tie-in and production of wells within the contract area.   In consideration for the sale, the Company will receive from VRD $2,165,780 in cash.

In addition, VRD will (a) assign to Nation Energy an overriding royalty interest equal to an undivided 2% to 3% (Nation Energy will retain a 3% royalty in leases covering approximately 3200 acres of the property in Sweetwater County and a 2% royalty in the remaining property to which it has a leasehold interest) of certain oil, gas and other hydrocarbons produced, saved and sold, and (b) upon the acquisition of an interest in an oil and gas lease within a specified area prior to December 31, 2021, assign an overriding royalty of an undivided minimum of 1% and a maximum of 2% of 8/8ths of all oil, gas and other hydrocarbons produced, saved and sold from such interest.  In essence, as a result of the sale VRD will acquire Nation Energy's interest in the Greater Trona prospect in exchange for cash and an interest in possible future royalty payments that will be paid if the properties are put into production and the production from the oil and gas leases is sold.  Due to the highly speculative nature of the venture set forth in the Joint Operating Agreement, and its failure to create any revenues to date as explained below, the Board of Directors of Company has determined that resources committed under the Joint Operating Agreement could be better directed to other as yet undetermined activities.

The Company has proposed to obtain the approval of its shareholders of the transactions contemplated in the Purchase and Sale Agreement.  This details of this transaction and the reasons for this transaction are described in detail in the Company's Consent Solicitation Statement on Schedule 14A, which was filed on April 26, 2001 and subsequently amended by a filing made June 28, 2001.  This filing, as amended, is incorporated into this Form 10-KSB by reference.  The Company is hopeful that it will be able to send the Consent Solicitation Statement to its shareholders and obtain shareholder approval of the sale shortly after the date of  filing of this Form 10-KSB.  Following the consummation of the sale, the Company will be a shell company without operations but with significant cash assets.  It is expected that Nation Energy will continue to investigate business opportunities consistent with its historical oil and gas exploration activities as well as other business opportunities outside of its previous business activities.  At this time the Company has not yet identified any additional oil and gas opportunities which it is willing to pursue.

Neither Nation Energy, its affiliates, its control persons, nor, to Nation Energy's knowledge, any beneficial owners of Nation Energy's capital stock, have any business relationship or other affiliation with Saurus Resources outside of the Joint Operating Agreement.  Neither Nation Energy, nor, to Nation Energy's knowledge, any beneficial owners of Nation Energy's capital stock, have any  business relationship or other affiliation with VRD, Inc. outside of the Purchase and Sale Agreement.

SELECTION OF TARGET AREAS FOR ACQUISITION

The Company has historically  considered several factors in choosing a region for acquisition of oil and gas leases. The Company has considered those regions in which its industry contacts, the officers of the Company, have the most experience in order to benefit from such experience.  Donald A. Sharpe, the Company's President, Chief Executive Officer, and a director, has over twenty years of experience in oil and gas exploration and development in the Western Canadian sedimentary basin, the U.S. Rocky Mountain basin, the U.S. gulf coast area, and several international basins.  John R. Hislop , the Company's Chairman of the Board of Directors, Vice President and Chief Financial Officer, Secretary and a director, has experience in oil and gas exploration and development in the U.S. Green River basin, the U.S. Powder River basin, and the Western Canadian sedimentary basin.  The Company has determined which leases it is interested in exploring based upon the analysis of technical and production data, financial analysis based on such production analysis, on site verification of well equipment and production capability, and verification of ownership of leasehold rights.

GEOLOGICAL AND GEOPHYSICAL TECHNIQUES

The Company has employed and may employ in the future detailed geological interpretation to identify potential ventures. Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. Further, the Company will have access to the logs from the existing operating wells which will allow the Company to extrapolate a decline curve and make an estimation of the number of recoverable barrels of oil or cubic feet of gas existing beneath a particular lease. The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct more advanced geological or geophysical testing techniques that its competitors may utilize.

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

RELIANCE ON MANAGEMENT

If the proposed sale of the Company's interests in the Greater Trona Area prospect  to VRD is consummated, the Company will essentially be a shell company without operations but with significant cash assets.  Whether this transaction is consummated or not, investors will have to rely upon the judgment and ability of the Company's management with regard to locating additional oil and gas and other business opportunities, finding partners to spread the risk of the projects in which it engages, acquiring additional funding, and applying the Company's limited resources if and when the Company is able to identify other projects in which the company may choose to participate.  The Company has not entered into employment contracts with and does not carry key-person insurance for its officers and directors.  Since the nature and extent of the Company's participation in the Greater Trona Area project and other projects, as well as any other activities in which the Company may engage, is subject to many uncertainties, investors must have a high level of confidence in the judgment and ability of the management of the Company to make decisions on behalf of the Company pursuant to the circumstances surrounding such projects. Any investors that are not comfortable with these risks and the uncertainties of the Company's potential participation in the Greater Trona Area project, and other projects, or any investor relying upon the fact that the Company will participate in the Greater Trona Area project and not have to possibly search for other prospects should not invest.

COMPETITION

The oil and gas industry is highly competitive. Competition for prospects and producing properties is intense. If the Company pursues new opportunities in oil and gas exploration, it will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company will be able to obtain financing for or participants to join in the development of prospects. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes. Most of the Company's competitors have greater financial, personnel and other resources than the Company and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. A high degree of competition in these areas is expected to continue indefinitely.

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

EMPLOYEES

Nation Energy currently has no employees other than its officers and directors.  Management of Nation Energy expects to hire additional employees as needed.  Management currently estimates that Nation Energy will not hire any employees in the next twelve months.  Beginning in January 2001, Nation Energy has received administrative and back office support under an oral administrative services agreement with Caravel Management Corp., under which Nation Energy is charged $3,000 per month.  Caravel Management Corp. is a management company that is wholly-owned by John R. Hislop, Nation Energy's Chairman of the Board, Secretary and Vice President and Chief Financial Officer and a director.  The administrative agreement is on a month-to-month basis.

ENVIRONMENTAL LAWS

The Company intends to conduct its operations in compliance with all applicable environmental laws. The cost of such compliance has been and will be factored into the estimated costs of drilling and production. The effects of applicable environmental laws are to add to the cost of operations in the Trona region and elsewhere and to add to the time it takes to bring a project to fruition.  The Company estimates that the cost of compliance with the various environmental regulations that apply to drill rig operations in the Greater Trona Area will average approximately $20,000 per well site.  Under its arrangement with Saurus, the Company will bear one-half of the operating costs of its drill rig operations in the Trona Area venture, thus the Company's estimated cost of environmental compliance will approximate $10,000 per well head.  These estimated costs include the costs of site restoration and abandonment as well as compliance with regulations affecting the ongoing operation of the rigs.  These costs will not be incurred should it proceed with the sale of its interests in the Greater Trona Area project to VRD.  In the event the Company enters into oil and gas projects in the future, it is anticipated that the Company will bear its proportionate share of similar or greater costs under such arrangements.

ITEM 2. DESCRIPTION OF PROPERTY

PRINCIPAL PROPERTY

The Company holds interests in 28 oil and gas leases located in the Greater Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.   The interests proposed to be sold to VRD under the Purchase and Sale Agreement consist of both Nation Energy's rights under these leases, as well as Nation Energy's rights under the Joint Operating Agreement with Saurus Resources (described above).  These interests include Nation Energy's interest in leases from the State of Wyoming of oil and gas rights located in the Greater Trona Area.  The leases with the State of Wyoming have five year terms beginning December 8, 1999 and thereafter and provide that one-sixth of the royalties earned for development on the leased lands are payable to the state of Wyoming.  The interests proposed to be sold also include Nation Energy's interest in leases from the United States Department of the Interior, Bureau of Land Management, of oil and gas rights located in the Greater Trona Area.  These leases with the United States have ten year terms beginning February 1, 2000 and thereafter and provide that one-eighth of the royalties earned from the development on the leased lands are payable to the United States.  The leased interests proposed to be sold to VRD are set forth in detail in Exhibit A to the Purchase and Sale Agreement attached to the Company's Consent Solicitation Statement on Schedule 14A which has been incorporated in this Form 10-KSB by reference.

The Company anticipates that the Purchase and Sale Agreement will ultimately be approved and the sale to VRD completed as set forth in that agreement.  However, in the event the sale is not approved or otherwise does not close, Nation Energy will continue to be bound by the Joint Operating Agreement with Saurus. Under the agreement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect.  If the proposed sale does not occur, Nation Energy will continue to have the interests  that would be sold under the Purchase and Sale Agreement, which include the right to participate in the acquisition of leases within the contract area and to participate in capital programs as may be presented,  for an indefinite period of time.  Nation Energy will also continue to pay its proportionate share of annual lease payments of between $1.00 and $1.50 per acre per year under its oil and gas leases until such leases are sold.  The agreement terminates only upon the event that either Saurus or the Company loses its respective rights to develop within the Greater Trona Area.

The only other real property utilized by the Company is office space located at Suite 1100 - 609 West Hastings Street, Vancouver BC  Canada  V6B 4W4.  In January 2001, the Company entered into an oral administrative services agreement with Caravel Management Corp., under which the Company receives office and administrative support services and use of office space for a monthly charge of $3,000.  Caravel Management Corp. is a management company that is wholly-owned by John R. Hislop, Nation Energy's chairman of the Board, Secretary and Vice President and Chief Financial Officer.  The administrative agreement is on a month-to-month basis.  Prior to January 2001 Nation Energy was not charged rent due the minimal amount of space required to direct operations and store records.  Nation Energy does not plan to make any investments in real estate mortgages, in securities of persons primarily engaged in real estate activities.  Nation Energy may acquire interests in real estate in the future in connection with its oil and gas exploration and development activities or in connection with other business activities that are unforeseen at this time.

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

The price range of high and low bid for the Company's Common Stock as published by a third party service for the periods shown is set forth below. The Company's common stock was not traded on the OTC Bulletin Board until the first quarter of 1999. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  According to information published by the OTC Bulletin Board, from January 1, 2001 to May 31, 2001, the total volume of trades  of the Company's Common Stock was 504,000 shares.  The average daily volume is extremely volatile, with no trades occurring on most trading days.

Period (1)(2)	High	Low

Second quarter 1999	1 1/2	1/8
Third quarter 1999	1 1/2	1
Fourth quarter 1999	1 1/2	7/8
First quarter 2000	5	7/8
Second quarter 2000	5	1/2
Third quarter 2000	2 5/8	9/16
Fourth quarter 2000	2 3/8	1/2
First quarter 2001(3)	1 9/32	29/32

(1) Calendar quarters.
(2) Source: IDD Information Services, Tradeline.
(3) No pricing activity for the last day of the period.

(b)           Stockholders.

As of April 26, 2001 there were approximately 35 shareholders of record of Company common stock. No shares of Preferred Stock have been issued.

(c)           Dividends.

The Company has never declared a cash dividend.  The Company's ability to pay dividends is limited by applicable Delaware law.

On January 22, 2001, the Company closed a private offering of 3,850,000 shares of its Common Stock at an offering price of $1.00 per share.  Net proceeds from this offering  were approximately $3,850,000.  The following persons acquired shares in the private placement described: Sextan Capital, 3,000,000 shares; Jeffrey L. Taylor, 65,000 shares; and Crown Taylor, 400,000 shares.  An additional 385,000 shares were purchased in the private placement by accredited investors who, to the knowledge of the Company, are not related to the Company or its affiliates persons and who are otherwise not subject to disclosure obligations under applicable law.  This transaction resulted in a change of control which was reported on Form 8-K which was filed with the Securities and Exchange Commission on February 6, 2001.  3,465,000 of the shares sold in this private placement were sold to affiliates of the Company.  See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT--Security Ownership of Certain Beneficial Owners" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS."  This offering was not underwritten.

The offering was extended to only a small number of persons known to the Company who represented that they were accredited investors as defined under Regulation D, sophisticated, and purchasing the shares for investment and not with a view to a distribution.  Purchasers under the offering received disclosure and were required to acknowledge that the shares were not registered and could not be resold except in compliance with the Securities Act.  The transfer agent for the shares was instructed to (a) place legends stating that the shares are not registered under the Securities Act and the restrictions on resale applicable to such shares, and (2) put stop transfer orders in effect with respect to the securities sold.  The Company engaged in no general solicitation or general advertising, as described in Rule 504, in connection with the offering.  The Company believes that this offering is exempt from registration under Section 4(2) of the Securities Act, and subject to filing of notices of sale on Form D with respect to the offering in compliance with Rule 503, the offering is in compliance with Rule 506.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Nation Energy entered into a definitive Joint Operating Agreement on December 1, 1999 with Saurus Resources, Inc., under which Nation Energy and Saurus Resources agreed to jointly develop their respective interests in land within the Greater Trona Area located in and around Sweetwater County, Wyoming, and Nation Energy could participate in up to 50% of the profits therefrom.  Assuming the completion of Nation Energy's sale of its rights under this agreement and certain assets to VRD, Inc., Nation Energy will essentially be a shell company and will not conduct any significant operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-PLAN OF OPERATION" and "DESCRIPTION OF THE BUSINESS--ACTIVITIES UNDER THE AGREEMENT WITH SAURUS RESOURCES."

REVENUES

Nation Energy has had no revenues from the date of its formation in April 18, 1988 to the present.

PLAN OF OPERATION

Nation Energy has conducted no significant operations.  Although Nation Energy has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region, it has entered into only one agreement as of this date.  This agreement is the Joint Operating Agreement with Saurus Resources Inc., described above in "DESCRIPTION OF THE BUSINESS--ACTIVITIES UNDER THE AGREEMENT WITH SAURUS RESOURCES."  Nation Energy is seeking shareholder approval of a sale of its interests under this agreement and its interests in land to VRD, Inc. as described above in " DESCRIPTION OF THE BUSINESS--SALE TO VRD."  Following the consummation of this sale, the Company will essentially be a shell company without operations but with significant cash assets.  It is expected that Nation Energy will continue to actively investigate business opportunities consistent with its historical business activities of oil and gas exploration as well as other business opportunities outside of its historical business activities.  At this time the Company has not yet identified any additional oil and gas opportunities which it is willing to pursue.

Prior to the consummation of the sale to VRD, and in the event the sale to VRD is not consummated, the Company will continue to hold its interests in 28 lease hold interests in the Greater Trona Area and hold its rights under the Joint Operating Agreement with Saurus Resources.  If the sale to VRD is not consummated, Nation Energy will continue to hold its right to participate in the acquisition of leases within the contract area and to participate in oil and gas exploration and development in such area for an indefinite period of time.  Nation Energy will also continue to pay its proportionate share of annual lease payments of between $1.00 and $1.50 per acre per year (or an aggregate amount of approximately $30,000) under the oil and gas leases in which it holds an interest.   Due to the poor results to date of the drilling operations under the Joint Operating Agreement, it is uncertain whether the Company will elect to participate in future exploration opportunities under the Joint Operating Agreement.

The Company does not foresee hiring any additional employees in the next twelve months. The Company currently expects to make no capital acquisitions over the next twelve months. Whether or not the sale to VRD is consummated, the Company has enough cash to meet its obligations the next twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's material commitments for capital expenditures are limited to (a) the Company's obligation under the Joint Operating Agreement with Saurus Resources to pay the one-half of annual lease rentals, which range between $1.00 and $1.50 per acre per year (the Joint Operating Agreement currently covers approximately 22,000 acres), and (b) the Company's share of eventual abandonment and lease restoration costs for the wells in which it has participated, which is estimated to average $10,000 per well for a total of 24 wells drilled to date.  Whether or not the sale to VRD is consummated, the Company has enough cash to meet its obligations the next twelve months.

The Company has no operating history.  The Company can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. Due to the uncertainties regarding its future activities, the Company is unable to predict precisely  what amount will be used for any particular purpose.

RISK FACTORS

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

No Operating History and Revenues. Assuming the completion of the Company's sale of certain assets to VRD, Inc. the Company will be a shell company and is subject to all the risks inherent in the creation of a new business. The Company has no established business plan or operating results which may be used to evaluate the Company's prospects.  The Company has no employees other than its management team. Management of the Company has substantial discretion with respect to the use of assets of the Company.  Since the Company is a new venture, it has no record of operations, and there is nothing at this time upon which to base an assumption that the Company's future activities will prove successful. If the Company's activities prove to be unsuccessful, investors in the Company may lose all or a substantial part of their investment.

Regulation of Penny Stocks.  The Company's securities are subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks".  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities.  The rules may further affect the ability of owners of shares to sell the securities of the company in any market that might develop for them.

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years form patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales person; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Company's management is aware of the abuses that have occurred historically in the penny stock market.  The Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market.

No Contracted Projects. Assuming the completion of the Company's sale of certain assets to VRD, Inc. the Company will be essentially a shell corporation. There is no assurance that the Company will be able to successfully identify and enter into agreements with regards to any attractive business prospects or, if such prospects are identified and agreements are entered into, that such prospects will be financially successful. See "DESCRIPTION OF BUSINESS."

Lack of Liquidity and Publicly Available Information. The Common Stock is currently trading on the OTC Bulletin Board under the symbol "NEGY". The Common Stock is thinly traded on the OTC Bulletin Board and there can be no assurance that the shares of the Common Stock will be readily saleable thereon.  According to information published by the OTC Bulletin Board, from January 1, 2001 to May 31, 2001, the total volume of trades of the Company's Common Stock was 504,000 shares.  The average daily volume is extremely volatile, with no trades occurring on most trading days.

Conflicts of Interest.  Certain conflicts of interest may exist between the Company and its officers and directors.  They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

Wildcat Drilling. The Company may engage in additional exploration of hydrocarbons by drilling unproven prospects. Such a practice is known as wildcat drilling, a very high risk drilling activity. Investors should be aware that there is a high probability that the Company could drill a "dry hole" and that the investor could lose all or a substantial part of their entire investment.

Volatility of Oil and Gas Markets.  The price of oil and gas historically has been subject to substantial volatility which has only increased in recent years.  For example, from June 1999 to June 2001, the historical monthly average NYMEX price for light sweet crude oil has varied from $18 per barrel to over $34 per barrel, and the historical monthly average NYMEX price for natural gas has varied from less than $2.50 to over $8.50 per million Btu.  There can be no assurance that this volatility will not continue in the future, making it difficult for the Company's strategic planning and the valuation of prospects.

Availability of Suitable Prospects or Producing Properties. Competition for prospects and producing properties is intense.  Should the Company pursue additional oil and gas opportunities, it will be competing with a number of other potential purchasers of prospects and producing properties, most of whom will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company can obtain financing for or participants to join in the development of prospects. See "DESCRIPTION OF BUSINESS."

Title to Properties. It is customary in the oil and gas industry to acquire an interest in a property based upon a preliminary title investigation.  The Company has not undertaken to have title searches performed on the properties in which it holds an interest and it does not anticipate that it will do so in the future.  If the title to the prospects should prove to be defective, the Company could lose the costs of acquisition, or incur substantial costs for curative title work.

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

Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.  The Company estimates that the costs of environmental compliance and site restoration will average $20,000 per well site; under its arrangement with Saurus Resources the Company bears one-half of the cost for the well sites in which it elects to participate.  These substantial costs will affect the profitability of the wells in which the Company has an undivided interest and if actual cost of compliance is greater than anticipated or unforeseen liabilities are encountered, it may cause the Company to lose money on well sites that would otherwise be profitable.

Uninsured Risks. The Company may not be insured against losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.  The Company currently lacks adequate insurance to cover all of the material risks that it may face.

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

Need for Additional Key Personnel. At present, the Company employs no full time employees. The success of the Company's proposed business may in the future depend, in part, upon the Company's ability to attract and retain qualified employees. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its officers who will exercise control over the day to day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities.  The Company's officers devote limited time to the Company's activities.  It is estimated that John R. Hislop devotes approximately 5% of his working hours and that Donald Sharpe devotes approximately 10% of his working hours to the affairs of the Company.  For a description of the other business activities of Messrs. Hislop and Sharpe, please see "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT."

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH HEREIN THE PURCHASE OF THE SHARES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN INVESTMENT IN THE SHARES OF THE COMPANY SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS REPORT. THE SHARES OF COMMON STOCK SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO ABSORB A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY AND HAVE NO NEED FOR A RETURN ON THEIR INVESTMENT.

ITEM 7. FINANCIAL STATEMENTS

Nation Energy, Inc.

As of March 31, 2001 and for the
Years Ended March 31, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Nation Energy, Inc.

We have audited the accompanying balance sheet of Nation Energy, Inc. as of March 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2001, and the results of its operations, and its cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Stark Tinter & Associates, LLC

Denver, Colorado
June 20, 2001

Nation Energy, Inc.  Balance Sheet March 31, 2001

ASSETS

Current assets:
Cash	$ 2,292,340

Unproved oil and gas properties - full cost method	2,169,353

$ 4,461,693

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 12,330
Accounts payable - related party	15,227

27,557

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 11,020,000 shares issued
and outstanding	11,020
Additional paid-in capital	4,588,380
Accumulated deficit	(165,264)

4,434,136

$ 4,461,693

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc. Statements of Operations

	For the	For the
	Year Ended	Year Ended
	March 31, 2001	March 31, 2000

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	92,520	50,808

Total costs and expenses	92,520	50,808

Net (loss)	$ (92,520)	$ (50,808)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	8,127,240	7,161,803

Net (loss) per common share - basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc. Statements of Changes in Stockholders' Equity

	Common Stock
			Additional	Common		Total
	Number of		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscriptions	Deficit	Equity

Balance, March 31, 1999	7,070,000	$ 7,070	$ 722,330	$ -	$ (21,936)	$ 707,464

Issuance of common stock
for services at $.20 per share	100,000	100	19,900	-	-	20,000

Common stock subscribed
for at $1.00 per share	-	-	-	3,500,000	-	3,500,000

Net (loss) for the year	-	-	-	-	(50,808)	(50,808)

Balance March 31, 2000	7,170,000	7,170	742,230	3,500,000	(72,744)	4,176,656

Common stock subscribed
for at $1.00 per share	-	-	-	350,000	-	350,000

Conversion of common stock
subscriptions into common stock	3,850,000	3,850	3,846,150	(3,850,000)	-	-

Net (loss) for the year	-	-	-	-	(92,520)	(92,520)

Balance March 31, 2001	11,020,000	$ 11,020	$ 4,588,380	$ -	$ (165,264)	$ 4,434,136

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc. Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	March 31, 2001	March 31, 2000

Cash flows from operating activities:
Net (loss)	$ (92,520)	$ (50,808)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Common stock issued for services	-	20,000
Decrease (increase) in prepaid expenses	100,632	(100,632)
Increase (decrease) in accounts payable	18,354	(11,538)

Net cash provided by (used in) operating activities	26,466	(142,978)

Cash flows from investing activities:
Purchase of oil and gas properties	(1,978,475)	(190,878)

Net cash (used in) investing activities	(1,978,475)	(190,878)

Cash flows from financing activities:
Proceeds from common stock subscriptions	350,000	3,500,000

Net cash provided by financing activities	350,000	3,500,000

Net increase (decrease) in cash	(1,602,009)	3,166,144

Beginning cash	3,894,349	728,205

Ending cash	$ 2,292,340	$ 3,894,349

Supplemental cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Notes to Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000.  The Company is an oil and gas drilling company in the exploration stage and currently has no operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are  payable on demand.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share."  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods when they are anti-dilutive, common stock equivalents are not considered in this computation.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Nation Energy, Inc.
Notes to Financial Statements

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized.  Such expenditures include land acquisition costs, drilling, completion and costs of well equipment.  Expenditures, which are considered unlikely to be recovered, are written off.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2001, the Company has not capitalized any internal costs.  The current oil and gas exploration and development activities are considered to be in the pre-production stage.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company has reserved a total of 2,500,000 shares of common stock related to their stock option plan.  As of March 31, 2001, the Company had not granted any stock options.

Nation Energy, Inc.
Notes to Financial Statements

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 1998, the FASB issued SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities".  The Statement will require the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.  The Company has not engaged in any hedging activities since its inception on April 19, 1988.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAS No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2.  UNPROVED OIL AND GAS PROPERTIES

The Company currently is involved in one project as of March 31, 2001, the Greater Trona Prospect located in southeastern Wyoming.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2001:

Acquisition of unproved properties	$ 401,290
Exploration costs	830,621
Development costs	937,442
$ 2,169,353

Note 3.  CONCENTRATIONS OF CREDIT RISK

The Company's funds are federally insured up to $100,000.  As of March 31, 2001, the funds under deposit exceed this insured amount by $2,196,268.

Note 4.  STOCKHOLDERS' EQUITY

On September 16, 1998, the Company forward split its common stock 1,000 for 1, thus increasing the number of outstanding common stock shares from 1,000 shares to 1,000,000 shares. All shares and per shares amounts have been adjusted to give effect to this split.

Nation Energy, Inc.
Notes to Financial Statements

At inception the Company issued 1,000,000 shares of its $0.001 par value common stock for services valued at $1,000.  These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 10, 1999, the Company issued 6,070,000 shares of its $0.001 par value common stock to various investors for cash aggregating $728,400 or $.12 per share.

On May 6, 1999, the Company issued 65,000 shares of the Company's common stock to the President of the Company for payment in full for consulting work performed on behalf of the Company and invoiced in the amount of $13,000 or $.20 per share.  These shares were valued at their fair market value on the date the Company agreed to issue the shares.

In addition, on May 6, 1999, the Company issued 35,000 shares of the Company's common stock to the treasurer of the Company for payment in full for legal work performed on behalf of the Company and invoiced in the amount of $7,000 or $.20 per share.  These shares were valued at their fair market value on the date the Company agreed to issue the shares.

The Company began a private placement on March 1, 2000.  The private placement offered 4,500,000 shares of common stock at a price of $1.00 per share.  The private placement closed on January 22, 2001 with a total of 3,850,000 shares subscribed.  The subscribed shares were also issued during January 2001.

Note 5.  AGREEMENTS

On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture. The operating agreement was signed and dated December 1, 1999.  During the year ended March 31, 2001 the Company had advanced sufficient funds to earn the right to 50% of the profits of the Greater Trona Area joint venture.  As of March 31, 2001 the joint venture had not generated any revenues (see Note 8).

Note 6.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method.  SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Nation Energy, Inc.
Notes to Financial Statements

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect

Net operating loss carryforward	$165,000	$56,000

The net operating loss carryforward will expire through 2020.  The deferred tax asset has been fully reserved at March 31, 2001.  The change in the valuation allowance during the year ended March 31, 2001 was $52,400.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss.  The net operating loss negates any provision for income taxes.

Note 7. RELATED PARTY TRANSACTION

During the year ended March 31, 2001, the Company entered into a verbal agreement with a related party to receive administrative services.  The agreement calls for monthly payments of $3,000 plus reimbursement of direct costs.   For the year ended March 31, 2001 the Company has accrued $15,227 of expense related to this agreement.

The Company had a subscription for 3,000,000 shares of its common stock at $1.00 a share from an affiliated company of an officer and director of Nation Energy.  The officer and director of Nation Energy is also a director of the affiliated company.  The subscription was converted into common stock during January 2001.

Note 8. SALE OF UNPROVEN OIL AND GAS PROPERTIES (UNAUDITED)

During February 2001 the Company entered into an agreement to sell its unproven oil and gas properties for cash of $2,165,780 and a royalty interest in the project subject to the approval of its shareholders.  Subsequent to March 31, 2001, the Company filed a proxy statement to obtain approval for this transaction.

The proforma effect of this transaction would be as follows:

  The Company would receive gross proceeds of $2,165,780

  The Company would transfer their interest in unproved oil and gas properties

  The Company would have no material income tax consequences since the purchase price approximates the tax basis of the unproved oil and gas properties

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their respective ages are as follows:

Name	Age	Position

John R. Hislop	48	Chairman of the Board of Directors, Vice
		President and Chief Financial Officer,
		Secretary, Director

Donald A. Sharpe	43	President, Chief Executive Office, Director

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

John R. Hislop, Chairman of the Board of Directors, Vice President and Chief Financial Officer, Secretary and Director

Mr. Hislop has been Chairman, Vice President, Chief Financial Officer and Secretary and a director of the Company since June 1999. Since 1990 Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies. He is currently a director of Cubix Investments, Ltd. (formerly named R.I.S. Resources International Corp.), a holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as President of Cubix Investments, Inc. from February 1994 to February 2001. In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. (formerly known as Arrowhead Minerals Corp.) since March 1995 (Mr. Hislop also served as President from March 1997 to January 1998), Ultra Petroleum Corp. from March 1993 to January 2001 (Mr. Hislop also served as President March 1993 to May 1996 and as CFO from May 1996 to September 1998), Ariel Resources, Ltd. from December 1991 to March 2000 (Mr. Hislop also served as CFO from December 1994 to December 1997), Rio Amarillo Mining Ltd. prior to April 1994, Spectrum Resources, Ltd. from September 1996 to November 1997, Luxmatic Technologies N.V. since October 1997 (Mr. Hislop has also served as President since 1997), KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as President, Secretary, CEO and CFO from July 1997 to August 1997), Ultra Holdings Inc. since July 1999 (Mr. Hislop also has served as President since July 1999), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000, Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) since June 1999, and Patriot Capital Corp. since April 1999.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

Donald A. Sharpe, President, Chief Executive Officer, Director

Mr. Sharpe has been the President, CEO and a director of the Company since June 1999. As President, CEO and a member of the Board of Directors since 1997 of Netco Energy Inc. (formerly known as Green River Holdings, Inc.), a public company located in Vancouver, British Columbia, Mr. Sharpe oversaw the reorganization and initial financing of that company,. Mr. Sharpe was responsible for the negotiations and completion of Netco Energy's large-scale farm-in arrangement that resulted in oil and gas interests in more than 64,000 acres in the Green River basin of Wyoming. Prior to his tenure at Netco Energy Mr. Sharpe was President and Director of JABA Inc., of Vancouver, British Columbia, from April 1995 to November 1997. As President, Mr. Sharpe was responsible for the administration of the public company, coordinated the financing of the company, and the filing of the plan of reactivation which the Company used to begin trading on the Alberta Stock Exchange. Mr. Sharpe was also responsible for securing joint venture partners for the company's projects in the Southwestern U.S. and Northern Mexico. From 1981 to 1994 Mr. Sharpe was a Geophysicist with Suncor Inc., of Calgary Alberta where Mr. Sharpe held positions of increasing responsibility in the areas of exploration, management and marketing.

Over the past five years Mr. Sharpe has also been director of the following companies: Zconnexx Corporation (formerly known as Capital Charter Corporation) from November 1998 to March 2000, UKT Recycling Technologies Inc. from November 1994 to January 1999 (Mr. Sharpe was also Chairman from January 1996 to January 1999 and CEO from January 1996 to January 1998), Velvet Exploration Company, Ltd. from November 1996 to November 1998, Patriot Capital Corp. since June 1999 (Mr. Sharpe has also been the President and CEO since 1999), Daybreak Resources Corp. since April 1999, Gemini Energy Corp. since October 2000 (Mr. Sharpe has also been President since 2000), and Empress Capital Corp from April 1999 to May 2000 (Mr. Sharpe was also President and CEO during that term). Mr. Sharpe received his B.Sc. in Geophysics from the University of British Columbia and Certificate in Business Management from the University of Calgary.

Initial Statements of  Beneficial Ownership of Securities on Securities and Exchange Commission Form 3 were not filed timely by John R. Hislop, Donald A. Sharpe and beneficial owners of more than 10% of the Company's securities during the fiscal year ended March 31, 2001.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid by the Company to its Chief Executive Officer for services rendered during the periods indicated:

Name and Principal Position	Year	Annual Compensation		Long Term Compensation Awards

		Salary	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All other compensation

Donald A. Sharpe, CEO	2001(1)	$0	$0	0	0	0

Jeffrey L. Taylor, CEO	2001(1)	$0	$0	0	0	0(2)

(1) The results reported in the "Summary Compensation Table" for the period designated "2001" are for the current fiscal year ending March 31, 2001. Mr. Taylor served as CEO and President of the Company from February 8, 1999 to June 4, 1999. Mr. Sharpe has served as CEO and President of the Company since June 4, 1999. No executive officers of the corporation received any compensation during the fiscal year ended March 31, 1999 or prior to that date.

(2) Mr. Taylor was issued 65,000 shares of the Company's Common Stock then valued at $.20 per share on May 6, 1999 as compensation for consulting work performed on behalf of the Company not in connection with his services as President and CEO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission, the beneficial ownership of Nation Energy shares of each beneficial owner of 5% or more of Nation Energy's common stock known to Nation Energy.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Sinclair Publishing Limited(2) Palm Chambers Road Town, Tortola British Virgin Islands	670,000(1)	6.07%

Lynx Knights de Finance SA(2) 3076 Sir Francis Drake Highway Road Town, Tortola British Virgin Islands	670,000(1)	6.07%

Westin Machineries Pension SA(2) 3076 Sir Francis Drake Highway Road Town, Tortola British Virgin Islands	670,000(1)	6.07%
Liegeman, SA(2) 3076 Sir Francis Drake Highway Road Town, Tortola British Virgin Islands	670,000(1)	6.07%

Croix Merchants & Barter(2) 3076 Sir Francis Drake Highway Road Town, Tortola British Virgin Islands	670,000(1)	6.07%

Jeffrey L. Taylor(3) 500 N. Rainbow Blvd., Suite 300 Las Vegas, NV 89107	3,132,800(1)	28.43%

Crown Taylor(4)	400,000(1)	3.63%

Sextan Capital, Inc.(5) Suite 1100-609 West Hastings Street Vancouver, B.C., Canada V6B 4W4	3,000,000(1)	27.22%

_________________
(1)	Holder of 5% or more of the common stock of Nation Energy.
(2)

Based solely on the representations of share ownership made by persons representing themselves as owners of Nation Energy's common stock in connection with the proxies solicited for the January 14, 2000 meeting of Nation Energy's shareholders.  The identity of the beneficial owner of the shares held by such holder is not known to Nation Energy and there is no known affiliation between any such holder and Nation Energy or its known affiliates.

(3)	Based solely on Schedule 13D/A filed February 13, 2001
(4)	The Schedule 13D/A filed by Jeffrey Taylor on February 13, 2001 indicates that Crown Taylor is a venture capital firm of which Jeffrey L. Taylor is a principal.
(5)

Based solely on Schedule 13D filed January 22, 2001.  Sextan Capital, Inc. is a wholly owned subsidiary of Cubix Investments, Inc.  John R. Hislop, Nation Energy's Chairman of the Board, Secretary and Vice President and Chief Financial Officer, is a director of Cubix Investments, Inc.

The following table sets forth the beneficial ownership of Nation Energy shares held by executive officers and directors of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Donald A. Sharpe, CEO and director	230,000(1)	2.087%

(1)  These shares were purchased on the open market.

Change of Control

A change of control of Nation Energy occurred during Nation Energy's fiscal year ended March 31, 2000.  Sextan Capital, Inc., a wholly owned subsidiary of Cubix Investments Inc., purchased 3,000,000 shares common stock of Nation Energy for $3,000,000, pursuant to a Stock Purchase Agreement, dated January 22, 2001, between Nation Energy and Sextan.  See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sextan Capital, Inc., a wholly owned subsidiary of Cubix Investments Inc., purchased 3,000,000 shares common stock of Nation Energy for $3,000,000, pursuant to a Stock Purchase Agreement, dated January 22, 2001, between Nation Energy and Sextan.  As a result of this transaction, Sextan is the beneficial owner, directly or indirectly, of approximately 27% of the common stock of Nation Energy.  This transaction was reported on Form 8-K which was filed with the Securities and Exchange Commission on February 6, 2001.  Cubix Investments, Inc. (formerly named R.I.S. Resources International, Inc.) is a Bermuda corporation whose common stock is traded on the Canadian Venture Exchange.   John R. Hislop, Nation Energy's Chairman of the Board, Secretary and Vice President and Chief Financial Officer, is a director of Cubix Investments, Inc.

In this same private placement and also on January 22, 2000, Jeffrey L. Taylor acquired 65,000 shares and Crown Taylor acquired 400,000 shares.  According to the Schedule 13D/A filed by Jeffrey Taylor on February 13, 2001, Mr. Taylor is the beneficial owner of 3,132,800 shares of the Company's common stock and Crown Taylor is a venture capital firm of which Jeffrey L. Taylor is a principal.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are attached to this report and are incorporated herein by reference:

Exhibit No.	Exhibit Name

2.1	Purchase and Sale Agreement dated February 28, 2001(1)
3.1	Certificate of Incorporation of Company, filed December 16, 1999(2)
3.2	Certificate of Amendment of Certificate of Incorporation of Company, filed February 15, 2000(2)
3.3	Bylaws of the Company(2)
10.1	Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999(2)
10.2	1999 Stock Option and Incentive Plan(2)
27.1	Financial Data Schedule

(1) Incorporated by reference from the Company's Consent Solicitation Statement on Schedule 14A filed with the Securities and Exchange Commission April 26, 2001
(2) Incorporated by reference from the Company's Form 10-SB filed with the Securities and Exchange Commission March 31, 2000

A Form 8-K was filed February 6, 2001 reporting the change in control of the issuer.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2001	NATION ENERGY INC. (Registrant) By: /s/ Donald A. Sharpe Donald A. Sharpe, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald A. Sharpe		June 29, 2001
Donald A. Sharpe	President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ John R. Hislop		June 29, 2001
John R. Hislop	Chairman of the Board of Directors,
Vice President and Chief Financial Officer,
and Secretary
(Principal Financial and Accounting Officer)