Form 10QSB
period 2001-06-30
NATION ENERGY INC
filed 2001-08-14
CIK 1081183

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001
[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

NATION ENERGY, INC.
(Exact name of small business issuer as
specified in its charter)

Commission file number:
0-30193

DELAWARE (State or other jurisdiction of incorporation or organization)	59-2887569 (IRS Employer Identification No.)

Suite 1100 - 609 West Hastings Street
Vancouver BC Canada V6B 4W4
(Address of principal executive offices)

(800) 400 - 3969
(Issuer's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001, the Registrant had 11,020,000 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

NATION ENERGY, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2001

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited balance sheet at June 30, 2001, statement of operations for the three months ended June 30, 2000 and 2001, statement of cash flows for the three months ended June 30, 2000 and 2001, and notes to the financial statements follow.

Nation Energy Inc.
Balance Sheet
June 30, 2001

ASSETS

Current assets:
Cash	$2,288,734

Unproved oil and gas properties - full cost method	2,169,353

$4,458,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$55,305
Accounts payable - related party	33,990

89,295

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding
Common stock, $.001 par value; 50,000,000
shares authorized; 11,020,000 shares issued
and outstanding	11,020
Additional paid-in capital	4,588,380
Accumulated deficit	(230,608)

4,368,792

$4,458,087

Nation Energy Inc.
Statement of Operations

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

Revenue:	$-	$-

Costs and expenses:
General, selling and administrative	86,712	8,914

Total costs and expenses	86,712	8,914

Other Income
Interest Income	21,369	-

Net (loss)	$(65,344)	$(8,914)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	11,020,000	7,170,000

Net (loss) per common share - basic and diluted	$(0.01)	$(0.00)

Nation Energy Inc.
Statement of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net (loss)	$(65,344)	$(8,914)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
(Increase) in prepaid expenses	-	(2,314)
Increase (decrease) in accounts payable	61,738	(4,605)

Net cash (used in) operating activities	(3,606)	(15,833)

Cash flows from investing activities:
Purchase of oil and gas properties	-	(584,373)

Net cash (used in) investing activities	-	(584,373)

Cash flows from financing activities:
Payments for withdrawn subscriptions	-	(500,000)
Proceeds from common stock issued and subscribed	-	385,000

Net cash provided by financing activities	-	(115,000)

Net increase in cash	(3,606)	(715,206)

Beginning cash	2,292,340	3,894,349

Ending cash	$2,288,734	$3,179,143

Supplemental cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	-	-

Nation Energy, Inc.
Notes to Financial Statements
As of and for the three months ended June 30, 2001

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended March 31, 2001.

Note 2. NET (LOSS) PER COMMON SHARE

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

Note 3. SALE OF UNPROVEN OIL AND GAS PROPERTIES (UNAUDITED)

During February 2001 the Company entered into an agreement to sell its unproven oil and gas properties for cash of $2,165,780 and a royalty interest in the project subject to the approval of its shareholders. The Company has filed a proxy statement to obtain approval for this transaction, and subsequent to June 30, 2001 is awaiting regulatory approval.
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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

NATION ENERGY, INC.

Statement of Forward-Looking Information

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "could," "should," "estimate," "continue," "anticipates," "plans," "intends," "expects," "target," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Any forward-looking statement speaks only as of the date the Company made the statement, and the Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended March 31, 2001.

Plan of Operation

The Company has conducted no significant operations. Although the Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region, it has entered into only one agreement as of this date. This agreement is the Joint Operating Agreement with Saurus Resources Inc., which is described below. The Company is seeking shareholder approval of a sale of its interests under this agreement and its interests in land to VRD, Inc., as described below. Following the consummation of this sale, the Company will essentially be a shell company without operations but with significant cash assets. It is expected that the Company will continue to actively investigate business opportunities consistent with its historical business activities of oil and gas exploration as well as other business opportunities outside of its historical business activities. At this time the Company has not yet identified any additional oil and gas opportunities which it is willing to pursue.

Prior to the consummation of the sale to VRD, and in the event the sale to VRD is not consummated, the Company will continue to hold its interests in 28 leasehold interests in the Greater Trona Area and hold its rights under the Joint Operating Agreement with Saurus Resources. If the sale to VRD is not consummated, the Company will continue to hold its right to participate in the acquisition of leases within the contract area and to participate in oil and gas exploration and development in such area for an indefinite period of time. The Company will also continue to pay its proportionate share of annual lease payments of between $1.00 and $1.50 per acre per year (or an aggregate amount of approximately $30,000) under the oil and gas leases in which it holds an interest. Due to the poor results to date of the drilling operations under the Joint Operating Agreement, it is uncertain whether the Company will elect to participate in future exploration opportunities under the Joint Operating Agreement.

The Company does not foresee hiring any additional employees in the next twelve months. The Company currently expects to make no capital acquisitions over the next twelve months. Whether or not the sale to VRD is consummated, the Company has enough cash to meet its obligations during the next twelve months.

Results of Operations

The Company entered into a definitive Joint Operating Agreement on December 1, 1999 with Saurus Resources, Inc., under which the Company and Saurus Resources agreed to jointly develop their respective interests in land within the Greater Trona Area located in and around Sweetwater County, Wyoming, and the Company could participate in up to 50% of the profits therefrom. Assuming the completion of the Company's sale of its rights under this agreement and certain assets to VRD, Inc., the Company will essentially be a shell company and will not conduct any significant operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-PLAN OF OPERATION."

The Company has had no revenues from the date of its formation in April 18, 1988 to the present.

Joint Operating Agreement with Saurus and Sale of Interests to VRD

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

The Company's only material activities to date have been related to its participation in exploration conducted under the Joint Operating Agreement with Saurus Resources. To date, 24 test wells have been drilled and completed under this agreement. Costs per well have exceeded by four times or more the original estimate of $35,000 per well. The Company has advanced a total of approximately $2,167,000 under its agreement with Saurus Resources. Operational difficulties in developing the test wells are largely responsible for the greater operating costs experienced. These difficulties include mineral precipitation in the well bore, which inhibits production. The wells drilled to date have been perforated and hydraulically fractured; these geophysical traits make extraction of gas much more complicated and expensive than anticipated. Poor weather and lack of available crews have also contributed to operational difficulties and greater expenses. Despite the significantly greater exploration expenditures, there are no strong indications to date that the test wells or other potential wells within the interests held by the Company will produce sufficient gas to be able to recover the exploration costs expended to date, let alone be profitable.

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

In addition, VRD will (a) assign to the Company an overriding royalty interest equal to an undivided 2% to 3% (the Company will retain a 3% royalty in leases covering approximately 3200 acres of the property in Sweetwater County and a 2% royalty in the remaining property to which it has a leasehold interest) of certain oil, gas and other hydrocarbons produced, saved and sold, and (b) upon the acquisition of an interest in an oil and gas lease within a specified area prior to December 31, 2021, assign an overriding royalty of an undivided minimum of 1% and a maximum of 2% of 8/8ths of all oil, gas and other hydrocarbons produced, saved and sold from such interest. In essence, as a result of the sale VRD will acquire the Company's interest in the Greater Trona prospect in exchange for cash and an interest in possible future royalty payments that will be paid if the properties are put into production and the production from the oil and gas leases is sold. Due to the highly speculative nature of the venture set forth in the Joint Operating Agreement, and its failure to create any revenues to date as explained below, the Board of Directors of the Company has determined that resources committed under the Joint Operating Agreement could be better directed to other as yet undetermined activities.

The Company has proposed to obtain the approval of its shareholders of the transactions contemplated in the Purchase and Sale Agreement. The details of this transaction and the reasons for this transaction are described in detail in the Company's Consent Solicitation Statement on Schedule 14A, which was filed on April 26, 2001 and subsequently amended by a filing made June 28, 2001. The Company is hopeful that it will be able to send the Consent Solicitation Statement to its shareholders and obtain shareholder approval of the sale shortly after the date of filing of this Form 10-QSB. Following the consummation of the sale, the Company will be a shell company without operations but with significant cash assets. It is expected that the Company will continue to investigate business opportunities consistent with its historical oil and gas exploration activities as well as other business opportunities outside of its previous business activities. At this time the Company has not yet identified any additional oil and gas opportunities which it is willing to pursue.

Neither the Company, its affiliates, its control persons, nor, to the Company's knowledge, any beneficial owners of the Company's capital stock, have any business relationship or other affiliation with Saurus Resources outside of the Joint Operating Agreement. Neither the Company, nor, to the Company's knowledge, any beneficial owners of the Company's capital stock, have any business relationship or other affiliation with VRD, Inc. outside of the Purchase and Sale Agreement.

Liquidity and Capital Resources

The Company's material commitments for capital expenditures are limited to (a) the Company's obligation under the Joint Operating Agreement with Saurus Resources to pay the one-half of annual lease rentals, which range between $1.00 and $1.50 per acre per year (the Joint Operating Agreement currently covers approximately 22,000 acres), and (b) the Company's share of eventual abandonment and lease restoration costs for the wells in which it has participated, which is estimated to average $10,000 per well for a total of 24 wells drilled to date. Whether or not the sale to VRD is consummated, the Company has enough cash to meet its obligations during the next twelve months.

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

Certain Relationships and Related Transactions

As a result of the private placement that closed January 22, 2001, Sextan Capital is the beneficial owner of approximately 27% of the common stock of the Company. Sextan Capital is a wholly owned subsidiary of Cubix Investments, Inc., a British Columbia, Canada corporation whose Common Stock is traded on the Canadian Venture Exchange. John R. Hislop, the Company's chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc.

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

Employees

The Company currently has no employees other than its officers and directors. Management of the Company expects to hire additional employees as needed. Management currently estimates that the Company will not hire any employees in the next twelve months. Beginning in January 2001, the Company has received administrative and back office support under an oral administrative services agreement with Caravel Management Corp., under which the Company is charged $3,000 per month. Caravel Management Corp. is a management company that is wholly-owned by John R. Hislop, the Company's Chairman of the Board, Secretary and Vice President and Chief Financial Officer and a director. The administrative agreement is on a month-to-month basis.

INVESTMENT CONSIDERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, WITHOUT LIMITATION, THE INVESTMENT CONSIDERATIONS SET FORTH BELOW AND IN THE OTHER REPORTS OF THE COMPANY. AN INVESTMENT IN THE SECURITIES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. THE RISKS DISCLOSED DO NOT PURPORT TO BE A COMPREHENSIVE SUMMARY OF ALL THE RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY. RATHER, THEY ARE ONLY CERTAIN PARTICULAR RISKS TO WHICH THE COMPANY IS SUBJECT THAT THE COMPANY WISHES TO ENCOURAGE PROSPECTIVE INVESTORS TO DISCUSS IN DETAIL WITH THEIR PROFESSIONAL ADVISORS. PROSPECTIVE INVESTORS, PRIOR TO MAKING AN INVESTMENT IN THE COMPANY, SHOULD CAREFULLY CONSIDER, AMONG OTHERS, THE FOLLOWING INVESTMENT CONSIDERATIONS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES AND PEOPLE CONSIDERING SUCH AN INVESTMENT SHOULD NOT COMMIT MORE THAN THEY CAN AFFORD TO LOSE. PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10- KSB AS FILED WITH THE SEC ON JUNE 28, 2001 FOR A LIST OF ADDITIONAL INVESTMENT CONSIDERATIONS.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH HEREIN, AS WELL AS OTHER FACTORS NOT SET FORTH HEREIN, THE PURCHASE OF THE SHARES OF THE COMPANY INVOLVES A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN INVESTMENT IN THE SHARES OF THE COMPANY SHOULD BE AWARE OF THESE AND OTHER CONSIDERATIONS SET FORTH IN THIS REPORT AND OUR OTHER SEC FILINGS. THE SHARES OF COMMON STOCK SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO ABSORB A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY AND HAVE NO NEED FOR A RETURN ON THEIR INVESTMENT.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None. The Company filed a Schedule 14A for the solicitation of consents to the sale of interests to VRD, Inc. with the Securities and Exchange Commission on April 26, 2001 and Amendment No. 1 to the Schedule 14A on June 28, 2001. The Company will not solicit consent until the Securities and Exchange Commission has no further comments to these filings.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are attached to this report and are incorporated herein by reference:

Exhibit No.	Exhibit Name
3.1	Certificate of Incorporation of Company, filed December 16, 1999*
3.2	Certificate of Amendment of Certificate of Incorporation of Company, filed February 15, 2000*
3.3	Bylaws of the Company*
10.1	Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999*
10.2	1999 Stock Option and Incentive Plan*
10.3	Purchase and Sale Agreement**

* Incorporated by reference from the Company's Form 10-SB filed with the Securities and Exchange Commission March 31, 2000.

** Incorporated by reference from the Company's Schedule 14A filed with the Securities and Exchange Commission April 26, 2001.

(b) Reports on Form 8-K
None filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC. (Registrant)
Dated: August 14, 2001

By: /s/ John R. Hislop
________________________________

John R. Hislop
Chairman of the Board of Directors,
Vice President and Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)