Form 10KSB/A
period 2000-03-31
NATION ENERGY INC
filed 2001-09-26
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A No. 1

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

NATION ENERGY, INC.

FORM 10-KSB/A

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Nation Energy, Inc. (the "Company") is an exploration stage company. It was formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998 it conducted no business and existed as a shell corporation. After the reinstatement of the Company's Articles of incorporation on September 16, 1998, the Company's main focus has been the procurement of mineral leasehold interests, primarily oil and gas exploitation rights. The Company reincorporated as a Delaware corporation on February 2, 2000 and changed its name to Nation Energy, Inc. on February 15, 2000. Pursuant to its recent focus, the Company has commenced corporate strategic development whereby the Company has been negotiating regarding potential oil and gas projects. Though the Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region it has entered into only one agreement as of this date for the exploration of properties and has purchased two leases totaling 560 acres in connection with that project. No assurance can be given that the Company will be successful in its negotiations and will in fact participate in exploration for hydrocarbons in this region or others or that such exploration activities will be successful.

SELECTION OF TARGET AREAS FOR ACQUISITION

The Company's proposed plans call for it to consider several factors in choosing a region for acquisition of oil and gas leases. The Company considers those regions in which its industry contacts, the officers of the Company, have the most experience in order to benefit from such experience.  Donald A. Sharpe has over twenty years of experience in oil and gas exploration and development in the Western Canadian sedimentary basin, the U.S. Rocky Mountain basin, the U.S. gulf coast area, and several international basins.  John R. Hislop has experience in oil and gas exploration and development in the U.S. Green River basin, the U.S. Powder River basin, and the Western Canadian sedimentary basin.  The Company will determine which leases it is interested in exploring based upon the analysis of technical and production data, financial analysis based on such production analysis, on site verification of well equipment and production capability, and verification of ownership of leasehold rights.

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

The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only do so upon the successful completion of a pending private offering of up to 4,500,000 shares of its Common Stock at an offering price of $1.00 per share.  It is unclear whether the Company will proceed with this offering.  See "MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS."

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

INITIAL FOCUS

The initial principal activity for the Company will be the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999 to enter into a joint venture with Saurus. On October 1, 1999, the Company elected to proceed with the joint venture, and to date has advanced to Saurus payments totaling approximately $638,000.

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

On June 2, 2000 Saurus commenced drilling the first of the wells to be drilled under the agreement. As of June 21, 2000 Saurus had drilled the first three wells of the initial ten-well program. The Company and Saurus will evaluate the results of the initial ten-well drilling program before making a decision to proceed further with the Trona project.

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

RELIANCE ON MANAGEMENT

Investors will have to rely upon the judgment and ability of the Company's management with regard to finding partners to spread the risk of the projects in which it engages, acquiring additional funding, and applying the Company's limited resources if and when the Company is able to participate in the Greater Trona Area project and other projects in which the company may choose to participate.  The Company has not entered into employment contracts with and does not carry key-person insurance for its officers and directors.  Since the nature and extent of the Company's participation in the Greater Trona Area project and other projects, as well as any other ventures in which the Company may engage, is subject to many uncertainties, investors must have a high level of confidence in the judgment and ability of the management of the Company to make decisions on behalf of the Company pursuant to the circumstances surrounding such projects. Any investors that are not comfortable with these risks and the uncertainties of the Company's potential participation in the Greater Trona Area project, and other projects, or any investor relying upon the fact that the Company will participate in the Greater Trona Area project and not have to possibly search for other prospects should not invest. Further, no assurance can be given that even if the Company participates in this project, the test well or any other wells drilled will be capable of producing oil and/or gas in commercial quantities or that the venture will be successful.

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

The Company would have the option to enter into different types of drilling contracts with operators, each with varying degrees of risk and reward. There are three basic types of contract used in the oil and gas industry: "daywork," "footage," and "turnkey". Pursuant to a daywork contract the rig and necessary personnel are contracted out at a fixed day rate. Most risks and delays to drilling are born by the entity hiring the rig. In footage contracts wells are drilled on a dollars per foot basis to a designated depth. These contracts are more expensive because part of the burdens for delays and the risk of drilling are born by the drilling contractor and in part by the entity hiring the rig. A turnkey contract is a well drilled by the contractor for a fixed price. This type of contract bears the greatest risk for the drilling contractor, but this risk is usually reflected in the contract with a substantial increase in service costs or through a substantial participation by the drilling contractor in the well if it is successful. If and when the Company purchases drilling rigs, management will decide on a deal by deal basis after evaluation of the particular risks and circumstances which type of drilling contract, in its sole discretion, will best serve the interests of the Company.

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

ENVIRONMENTAL LAWS

The Company intends to conduct its operations in compliance with all applicable environmental laws. The cost of such compliance will be factored in to the estimated costs of drilling and production. The effects of applicable environmental laws are to add to the cost of operations in the Trona region and to add to the time it takes to bring a project to fruition.  The Company estimates that the cost of compliance with the various environmental regulations that apply to the drill rig operations will average approximately $20,000 per well site.  Under its arrangement with Saurus, the Company will bear one-half of the operating costs of its drill rig operations in the Trona Area venture, thus the Company's estimated cost of environmental compliance will approximate $10,000 per well head.  These estimated costs include the costs of site restoration and abandonment as well as compliance with regulations affecting the ongoing operation of the rigs.  The Company has considered these factors in its decision to proceed with the Trona joint venture and will consider these factors when it evaluates future exploration and development projects.

ITEM 2. DESCRIPTION OF PROPERTY

PRINCIPAL PROPERTY

The principal real estate utilized by the Company is located in the Greater Trona Area (which lies in Sweetwater County, Wyoming). On August 11, 1999, the Company signed a letter of intent with Saurus Resources, Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999, to enter into a joint venture with Saurus.

On October 1, 1999, the Company elected to proceed with the joint venture and the Company and Saurus Resources, Inc. entered into a definitive Joint Operating Agreement on December 1, 1999. Under their agreement, the Company and Saurus agree to jointly develop their respective interests in land within the Greater Trona area. As of July 14, 2000, the Company has advanced a total of approximately $638,000 under its agreement with Saurus.

Under the agreement with Saurus, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. As of July 14, 2000, the Company expects to spend $525,000 on drilling and completing approximately 10 wells to a minimum depth of 1,200 feet. If the cost of drilling and completing these wells is less than $525,000, the Company will spend the difference on preparing the wells for production and connecting the wells to a sales line. The Company cannot assess the likelihood that such costs will fall below $525,000. After spending the $525,000, the Company will be deemed to have the right to 50% of the profits of the Greater Trona Area joint venture. The agreement terminates only upon the event that Saurus or the Company lose their respective rights to develop within the Greater Trona Area.

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

The Company does not plan to make any investments in real estate mortgages, in securities of persons primarily engaged in real estate activities or, except as described above, in real estate or interests in real estate. The only other real property utilized by the Company is the office space located at Suite 1100 - 609 West Hastings Street, Vancouver BC Canada V6B 4W4, which is used without charge by the Company under an oral arrangement with the lessor of the property, Caravel Management Corp.  Caravel Management Corp. is a management company that is wholly-owned by John R. Hislop, the Company's chairman of the Board, Secretary and Vice President and Chief Financial Officer.  However, should this oral arrangement be terminated or should the Company require a larger space to conduct its operations, the Company would be required lease office space.  The Company does not believe this is likely to happen, and should the Company be required to lease office space, any cost associated with such lease would not be material to the Company.

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

The matters voted upon in the January 14, 2000 annual meeting and the number of votes cast for and against, as well as the number of broker non-votes and abstentions, were as follows:

(i) The following nominees were elected to serve on the board of directors of the Company until the Company's next annual meeting of shareholders or until their successors are elected and qualified, and each received 5,831,000 votes, which represented approximately 81% of the shares outstanding. Each nominee received the number of votes set opposite their respective name:

	For	Against or withheld	Abstain	Broker non-votes
Donald A. Sharpe	5,831,000	0	0	0
John R. Hislop	5,831,000	0	0	0
Darrell Brookstein	5,831,000	0	0	0

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

The price range of high and low bid for the Company's Common Stock for the periods shown is set forth below. The Company's common stock was not traded on the OTC Bulletin Board until the first quarter of 1999. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  According to information published by the OTC Bulletin Board, from January 1, 2000 to June 30, 2000, the average daily volume of the Company's Common Stock was less than 150 shares per day.

Period (1)(2)	High	Low
First quarter 1999	.625	.625
Second quarter 1999	1.25	.125
Third quarter 1999	1.50	1.00
Fourth quarter 1999	1.25	.875
First quarter 2000	3.00	1.0625
Fourth quarter 2000	5.00	1.3125

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company is a shell company and has not conducted any significant operations to date.  The Company entered with Saurus Resources into a definitive Joint Operating Agreement on December 1, 1999, under which the Company and Saurus Resources agreed to jointly develop their respective interests in land within the Greater Trona Area and the Company could participate in up to 50% of the profits therefrom located in and around Sweetwater County, Wyoming.  See "DESCRIPTION OF THE BUSINESS--The Company" and "MANAGEMENT'S DISCUSSION AND ANALYSIS--Initial Focus" and "DESCRIPTION OF PROPERTY--Principal Property."

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

During the next twelve months the Company's proposed plans call for it to analyze additional regions for acquisition of oil and gas leases based on several factors. The Company considers those regions in which its industry contacts have the most experience in order to benefit from such experience. The Company will determine which leases it is interested in exploring based upon the analysis of technical and production data, financial analysis based on such production analysis, on site verification of well equipment and production capability, and verification of ownership of leasehold rights.

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

POSSIBLE DRILL RIG OPERATION

Management is of the opinion that one of the ways to enhance the Company's position in the development of oil and gas may be the purchase and operation of drilling rigs. Though no assurances can be given that the Company will purchase drilling rigs and enter into the drilling business nor that the Company will be successful in such an enterprise, the Company is currently investigating the purchase of used drilling rigs and could possibly apply the proceeds of the offering described at "--PRIVATE PLACEMENT," below,  to obtain one or more drilling rigs.  See "DESCRIPTION OF BUSINESS -- POSSIBLE DRILL RIG OPERATION."

LIQUIDITY AND CAPITAL RESOURCES

The Company's material commitments for capital expenditures are limited to (a) the Company's obligation under the Joint Operating Agreement with Saurus to pay the one-half of annual lease rentals, which range between $1.00 and $1.50 per acre per year (the Joint Operating Agreement currently covers approximately 12,000 acres, and it is possible that the parties may acquire rights to up to an additional 11,000 acres in the near future), and (b) the Company's share of eventual abandonment and lease restoration costs for the wells in which it has participated, which is estimated to average $10,000 per well.

The Company has no operating history. The Company does not expect to generate sufficient revenues within the foreseeable future to support the expenses of its development and marketing activities and therefore will need to rely upon significant additional funding to implement its development plans. It is anticipated that this funding will be accomplished through the sale of the Company's equity securities or through borrowing. Prior to March, 2000, the Company has sold 7,170,000 shares of its Common Stock for approximately $728,400 prior to deduction of offering expenses. The Company intends to raise future requisite funds by subsequent offerings of its Common Stock and will not be able to institute its full plan of operation without significant additional funding. The Company has had pending a private placement of its Common Stock the gross proceeds of which, should it proceed, will amount to $4,500,000 assuming that all of the shares offered for sale are sold. See "--PRIVATE PLACEMENT," below. As of its audited financial statements of March 31, 2000 the Company had assets of $4,125,859. The foregoing funds will be and have been mainly used by the Company to develop, exploit and market oil and gas projects. $3,500,000 of such funds are cash advanced for subscriptions for common stock in the private placement that have not yet closed. If the private placement does not close, such funds will be returned to the subscribers. The Company currently anticipates that, assuming that all of the shares offered for sale are sold, this private placement will satisfy the cash requirements of the Company for the next twelve months. If the Company does not proceed with this private placement, the Company will need to obtain alternative financing to pursue its plan of operations.

PRIVATE PLACEMENT

The Company has pending a private offering of up to 4,500,000 shares of its Common Stock at an offering price of $1.00 per share. This offering has been pending for several months and it is unclear whether or not it will ultimately close, although as of March 31, 2000 the minimum number of shares that needed to be subscribed has been exceeded. Net proceeds from this offering, should it proceed (after deducting expenses of the offering estimated to be $10,000) is expected to be $4,490,000 if all of the Shares are sold. The Company intends to use al1 of the foregoing amounts for working capital. Funds will be used as general working capital including but not limited to, obtaining oil and/or gas leases, hiring executive and support personnel, and obtaining facilities to conduct operations, and inventory equipment. At present the Company is negotiating regarding several projects and has entered into a joint operating agreement with Saurus Resources, Inc. for an option on a 50% interest in a project in the Greater Trona Prospect, located in southwest Wyoming. The Company has also purchased two oil and gas leases totaling 560 acres. No assurance can be given that the Company will be able to obtain such additional arrangements as will be necessary to develop and implement its plan in a timely manner or if implemented that said enterprise will be profitable. No assurance can be given that significant revenues will be derived from the development and operation of the Company's development plans. Until required for specific purposes, the net proceeds of the offering may be invested temporarily in short-term obligations such as short-term government obligations.

The Company has received advances for subscriptions totaling $3,500,000. These subscriptions have not yet been accepted by the Company and are being held subject to such acceptance and the final closing of the private placement. Of the 3,500,000 shares currently subscribed for, 3,000,000 have been subscribed for by Cubix Investments, Inc., a British Columbia, Canada corporation whose Common Stock is traded on the Canadian Venture Exchange. John R. Hislop, the Company's chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTION."

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

No Contracted Projects. The Company is a shell corporation in its initial stages of development and it has only entered into one agreement for the exploration of oil and gas. There is no assurance that the Company will be able to raise funds in a timely manner or successfully enter into other agreements with regards to any of its current prospects or, if such agreements are entered into, that it will be successful in its exploration activities. See "DESCRIPTION OF BUSINESS."

Lack of Liquidity and Publicly Available Information. The Common Stock is currently trading on the OTC Bulletin Board under the symbol "NEGY". The Common Stock is thinly traded on the OTC Bulletin Board and there can be no assurance that the shares of the Common Stock will be readily saleable thereon.  According to information published by the OTC Bulletin Board, from January 1, 2000 to June 30, 2000, the average daily trading volume of the Company's Common Stock was less than 150 shares per day. On many days there is no trading activity in the Company's Common Stock at all

Wildcat Drilling. The Company expects to engage in the exploration of hydrocarbons by drilling unproven prospects. Such a practice is known as wildcat drilling, a very high risk drilling activity. Investors should be aware that there is a high probability that the Company could drill a "dry hole" and that the investor could lose all or a substantial part of their entire investment.

Volatility of Oil and Gas Markets. Recently the price of oil and gas has been subject to substantial volatility.  For example, from June 1999 to March 2000, the historical monthly average NYMEX price for crude oil has varied from $18 per barrel to over $30 per barrel, and the historical monthly average NYMEX price for natural gas has varied from less than $2.50 to nearly $3.00 per million Btu.  There can be no assurance that this volatility will not continue in the future, making it difficult for the Company's strategic planning and the valuation of prospects.

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

Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.  The Company estimates that the costs of environmental compliance and site restoration will average $20,000 per well site; under its arrangement with Saurus the Company bears one-half of the cost for the well sites in which it elects to participate.  These substantial costs will affect the profitability of the wells in which the Company has an undivided interest and if actual cost of compliance is greater than anticipated or unforeseen liabilities are encountered, it may cause the Company to lose money on well sites that would otherwise be profitable.

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

Need for Subsequent Funding. The Company believes it will need to raise substantial additional funds in order to maintain its operations. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- LIQUIDITY AND CAPITAL RESOURCES."

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

ITEM 7. FINANCIAL STATEMENTS

Nation Energy, Inc.
As of March 31, 2000 and for the
Years Ended March 31, 2000 and 1999,

Nation Energy, Inc.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Nation Energy, Inc.
Vancouver, B. C. Canada

We have audited the accompanying balance sheet of Nation Energy, Inc. as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2000, and the results of its operations, and its cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

As disclosed in Note 8 to the financial statements, the Company has restated the financial statements as of March 31, 2000 to correct for an error in recording contributed services and an asset impairment.

Stark Tinter & Associates, LLC
Denver, Colorado
June 27, 2000

NATION ENERGY, INC.
Balance Sheet
March 31, 2000
(Restated)

ASSETS

Current assets:
Cash	$ 3,894,349
Prepaid expenses	100,632
Total current assets	3,994,981

Unproved oil and gas properties - full cost method	130,878

$ 4,125,859

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 9,203

Stockholders' equity:
Common stock, $.001 par value; 50,000,000
shares authorized; 7,170,000 shares issued
and outstanding	7,170
Additional paid-in capital	762,230
Common stock subscriptions	3,500,000
Accumulated deficit	(152,744)
4,116,656

$ 4,125,859

The accompanying notes are an integral part of the financial statements.

NATION ENERGY, INC.
Statements of Operations
(Restated)

	For the	For the
	Year Ended	Year Ended
	March 31, 2000	March 31, 1999

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	63,808	20,936
Write down of unproven oil and gas properties	67,000	-
Total costs and expenses	130,808	20,936

Net (loss)	$ (130,808)	$ (20,936)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	7,161,803	1,562,419

Net (loss) per common share - basic and diluted	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of the financial statements.

NATION ENERGY, INC.
Statement of Changes in Stockholders' Equity
(Restated)

	Common Stock		Additional	Common		Total
	Number of		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscriptions	Deficit	Equity

Balance, March 31, 1998	1,000,000	$ 1,000	$ -	$ -	$ (1,000)	$ -

Issuance of common stock
for cash at $0.12 per share	6,070,000	6,070	722,330	-	-	728,400

Net (loss) for the year	-	-	-	-	(20,936)	(20,936)

Balance, March 31, 1999	7,070,000	7,070	722,330	-	(21,936)	707,464

Issuance of common stock
for services at $.20 per share	100,000	100	19,900	-	-	20,000

Common stock subscribed
for at $1.00 per share	-	-	-	3,500,000	-	3,500,000

Contribution of services by
related party	-	-	20,000	-	-	20,000

Net (loss) for the year	-	-	-	-	(130,808)	(130,808)

Balance March 31, 2000	7,170,000	$ 7,170	$ 762,230	$3,500,000	$ (152,744)	$ 4,116,656

The accompanying notes are an integral part of the financial statements.

NATION ENERGY, INC.
Statements of Cash Flows
(Restated)

	Restated
	For the	For the
	Year Ended	Year Ended
	March 31, 2000	March 31, 1999

Cash flows from operating activities:
Net (loss)	$ (130,808)	$ (20,936)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Write down on unproven oil and gas properties	67,000	-
Contribution of services recorded as
additional paid-in capital	20,000	-
Common stock issued for services	20,000
(Increase) in prepaid expenses	(100,632)	-
Increase (decrease) in accounts payable	(11,538)	20,741
Net cash (used in) operating activities	(135,978)	(195)

Cash flows from investing activities:
Purchase of oil and gas properties	(197,878)	-
Net cash (used in) investing activities	(197,878)	-

Cash flows from financing activities:
Proceeds from common stock issued and subscribed	3,500,000	728,400
Net cash provided by financing activities	3,500,000	728,400

Net increase in cash	3,166,144	728,205

Beginning cash	728,205	-

Ending cash	$ 3,894,349	$ 728,205

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

The Company was in the development stage from its inception through March 31, 1999.  The fiscal year ending March 31, 2000 is the first year during which it is considered an operating company.

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

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share."  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized.  Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2000, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off.  On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment.  The current oil and gas exploration and development activities are considered to be in the pre-production stage.

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

During 2000 the Company adopted a stock option plan.  The Company has reserved a total of 2,500,000 shares of common stock related to their stock option plan.  As of March 31, 2000, the Company had not granted any stock options.

The Company has issued its common stock as compensation to non-employees.  The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

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

Note 2.  UNPROVED OIL AND GAS PROPERTIES

The Company currently is involved in one project as of March 31, 2000, the Greater Trona Prospect located in southeastern Wyoming.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2000:

Acquisition of unproved properties	$ 120,801
Exploration costs	60,077
Development costs	17,000
$ 197,878

The initial principal activity for the Company will be the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999 to enter into a joint venture with Saurus.  The Company elected to proceed with the joint venture.

Under the joint venture agreement, Saurus and the Company will each pay 50% of the costs of obtaining the necessary rights and drilling exploratory wells in the Greater Trona prospect. The Company expects to spend $525,000 on drilling and completing approximately 10 wells to a minimum depth of 1,200 feet.  If the cost of drilling and completing these wells is less than $525,000, the Company will spend the difference on preparing the wells for production and connecting the wells to a sales line. After spending the $525,000, the Company will be deemed to have the right to 50% of the profits of the Greater Trona Area joint venture.

On June 2, 2000 Saurus commenced drilling the first of the wells to be drilled under the agreement. As of June 21, 2000 Saurus had drilled the first three wells of the initial ten-well program. The Company and Saurus will evaluate the results of the initial ten-well drilling program before making a decision to proceed further with the Trona project.

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

The Board of Directors has concluded that as of March 31, 2000 there was an asset impairment related to the unproved oil and gas properties related to drilling activities within the Greater Trona Area.  For the year ending March 31, 2000 the Company has written down drilling costs of $60,000 and geological and geophysical costs of $7,000.

As of the date of the audit report the Company is unable to estimate the timing of the inclusion of the costs in the full cost amortization calculation.

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

The Company began a private placement on March 1, 2000.  The private placement offered 4,500,000 shares of common stock, par value $.001 at a price of $1.00 per share.  As of March 31, 2000, 3,500,000 shares of this offering were subscribed and paid for by various investors (see Note 7).

For the year ending March 31, 2000, the Company has received services from a related party with an estimated value of $20,000. The Company has recorded the value of the services received as additional paid-in capital.

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

Note 6.  INCOME TAXES

The Company has a Federal net operating loss carryforward of approximately $72,700, which will expire in the year 2020.  The tax benefit of this net operating loss of approximately $3,600 has been offset by a full allowance for realization.  This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.

Note 7. RELATED PARTY TRANSACTION

The Company has a subscription for 3,000,000 shares of its common stock from an affiliated company of an officer and director of Nation Energy.  The officer and director of Nation Energy is also a director of the affiliated company.

The Company has received services from a related party with an estimated value of $20,000 for the year ending March 31, 2000.  The Company has recorded the value of the services received as additional paid-in capital.

Note 8. CORRECTION OF AN ERROR

The accompanying financial statements for the year ended March 31, 2000 have been restated to correct an error in recording services contributed by a related party and an asset impairment related to the Company's unproved oil and gas properties.  The value of the services provided by the related party was estimated at $20,000.  The asset impairment was estimated to be $60,0000.  The effect of the restatement was to decrease net income for the year ending March 31, 2000 by $80,000.  The change in earnings per share related to the correction of the error is not considered significant.

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

John R. Hislop, Chairman of the Board of Directors, Vice President and Chief Financial Officer, Secretary

Mr. Hislop has been Chairman, Vice President, Chief Financial Officer and Secretary and a director of the Company since June 1999. Since 1990 Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies. He is currently a director, and has been a director since March 1993,of Ultra Petroleum Corp., a public oil and gas production and exploration company, and served as that company's President from March of 1993 to May of 1996 and as Chief Financial Officer from May of 1996 to September of 1998. He is currently a director of Cubix Investments, Inc. (formerly named R.I.S. Resources International Corp.), a Canadian holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as President of Cubix Investments, Inc. from February 1994 to February 2001. In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. (formerly known as Arrowhead Minerals Corp.) since March 1995 (Mr. Hislop also served as President from March 1997 to January 1998), Ariel Resources, Ltd. from December 1991 to March 2000 (Mr. Hislop also served as CFO from December 1994 to December 1997), Rio Amarillo Mining Ltd. prior to April 1994, Spectrum Resources, Ltd.from September 1996 to November 1997, Luxmatic Technologies N.V. since October 1997 (Mr. Hislop has also served as President since 1997), KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as President, Secretary, CEO and CFO from July 1997 to August 1997), Ultra Holdings Inc. since July 1999 (Mr. Hislop also has served as President since July 1999), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000), Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) since June 1999, and Patriot Capital Corp. since April 1999.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

Donald A. Sharpe, President, Chief Executive Officer, Director

Mr. Sharpe has been the President, CEO and a director of the Company since June 4, 1999. As President, CEO and a member of the Board of Directors since 1997of Netco Energy Inc. (formerly known as Green River Holdings, Inc.), a public Company located in Vancouver, British Columbia, Mr. Sharpe oversaw the reorganization and initial financing of the Company. Mr. Sharpe was responsible for the negotiations and completion of Netco Energy's large-scale farm-in arrangement that resulted in oil and gas interests in more than 64,000 acres in the Green River basin of Wyoming. Prior to his tenure at Netco Energy Mr. Sharpe was President and Director of JABA Inc., of Vancouver, British Columbia, from April 1995 to November 1997. As President, Mr. Sharpe was responsible for the administration of the public company, coordinated the financing of the company, and the filing of the plan of reactivation which the Company used to begin trading on the Alberta Stock Exchange. Mr. Sharpe was also responsible for securing joint venture partners for the company's projects in the Southwestern U.S. and Northern Mexico. From 1981 to 1994 Mr. Sharpe was a Geophysicist with Suncor Inc., of Calgary Alberta where Mr. Sharpe held positions of increasing responsibility in the areas of exploration, management and marketing.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid by the Company to its Chief Executive Officer for services rendered during the periods indicated:

Name and Principal Position	Year	Annual Compensation		Long Term Compensation Awards

		Salary	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All other compensation

Donald A. Sharpe, CEO	2000(1)	$0	$0	0	0	0

Jeffrey L. Taylor, CEO	2000(1)	$0	$0	0	0	0(2)

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

The Company made no awards to executive officers under long-term incentive plans in the last completed fiscal year.

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

Name and address of beneficial owner	Amount and nature of beneficial owner(1)	Percent of class

Sinclair Publishing Limited	670,000	9.344%
Palm Chambers
Road Town, Tortola
British Virgin Islands

Lynx Knights de Finance SA	670,000	9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

Westin Machineries Pension SA	670,000	9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

Liegeman, SA	670,000	9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

Croix Merchants & Barter	670,000	9.344%
3076 Sir Fraces Drake Highway
Road Town, Tortola
British Virgin Islands

(1)           Holder of 5% or more of the common stock of the Company

(b)           Security ownership of management

The following table sets forth the beneficial ownership of Company common stock of each executive officer and director, and all directors and executive officers as a group.

Name and address of beneficial owner(1)	Amount and nature of beneficial owner	Percent of class

John R. Hislop	0(2)	0%
Donald A. Sharpe	0(3)	0%
All directors and executive	0	0%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cubix Investments, Inc. (formerly named R.I.S. Resources International, Inc.), a British Columbia, Canada, corporation whose Common Stock is traded on the Canadian Venture Exchange, has submitted a subscription for 3,000,000 shares of Common Stock in the private placement that is currently pending. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Private Placement." John R. Hislop, the Company's Chairman of the Board, Secretary and Vice President and Chief Financial Officer, is the President and a director of Cubix Investments, Inc.  In addition, the Company is permitted to utilize office space without charge under an oral arrangement with Caravel Management Corp., which is wholly-owned by Mr. Hislop.

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

Date: September 26, 2001	NATION ENERGY INC. (Registrant) By: /s/ John R. Hislop John R. Hislop, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald A. Sharpe		September 26, 2001
Donald A. Sharpe	President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ John R. Hislop		September 26, 2001
John R. Hislop	Chairman of the Board of Directors,
Vice President and Chief Financial Officer,
and Secretary
(Principal Financial and Accounting Officer)