Form 10QSB/A
period 2000-06-30
NATION ENERGY INC
filed 2001-09-26
CIK 1081183

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/A No.1
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

                               NATION ENERGY, INC.
                                 FORM 10-QSB/A
                       FOR THE QUARTER ENDED JUNE 30, 2000

Index                                                                   Page Number
------                                                                  -----------

PART I    FINANCIAL INFORMATION

Item 1.    Balance Sheet as of June 30, 2000.                                    4

           Statements of Operations for the three months
           ended June 30, 1999 and 2000                                          5

           Statements of Cash Flows for the three months ended
           June 30, 1999 and 2000                                                6

           Notes to Financial Statements                            7

Item 2.    Management's Discussion and Analysis of Financial Conditions and
           Results of Operations                                                 8

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    13

Item 2.    Changes in Securities                                                13

Item 3.    Defaults Upon Senior Securities                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                  13

Item 5.    Other Information                                                    13

Item 6.    Exhibits and Reports on Form 8-K                                     13

SIGNATURE

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Attached hereto and made a part of this filing is the unaudited balance sheet at June 30, 2000, statement of operations for the three months ended
June 30, 1999 and 2000, statement of cash flows for the three months ended
June 30, 1999 and 2000, and notes to the financial statements. These financial statements amend and restate those filed with the Securities and Exchange
Commission on August 14, 2000.

                               NATION ENERGY, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000
                            (Unaudited and Restated)

                                     ASSETS

Current assets:
     Cash                                            $ 3,179,143
     Prepaid expenses                                    102,946
                                                     ============
         Total current assets                          3,282,089

Unproved oil and gas properties - full cost method       589,251
                                                     ------------
 Total assets                                        $ 3,871,340
                                                     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                               $     4,598

 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                    7,170
      Additional paid-in capital                         767,230
      Common stock subscriptions                       3,385,000
      Accumulated deficit                               (292,658)
                                                     ------------
                 Total stockholders' equity            3,866,742
                                                     ------------
 Total liabilities and stockholders' equity          $ 3,871,340
                                                     ============

                              NATION ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (Unaudited and Restated)

                                                        For the Three  For the Three
                                                        Months Ended    Months Ended
                                                        June 30, 1999  June 30, 2000
                                                       --------------- --------------
Revenue:                                                    $     -        $     -
                                                       --------------- --------------
Costs and expenses:
   General, selling and administrative                          1,877         13,914
    Write down of unproven oil and gas properties                 -          126,000
                                                       --------------- --------------
        Total costs and expenses                                1,877        139,914
                                                       --------------- --------------
Net (loss)                                                  $  (1,877)     $(139,914)
                                                       =============== ==============

Per share information:

    Weighted average number of common
       shares outstanding - basic and diluted               7,137,033      7,170,000
                                                       =============== ==============
    Net (loss) per common share - basic and diluted         $   (0.00)     $   (0.02)
                                                       =============== ==============

                               NATION ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)

                                                      For the Three   For the Three
                                                      Months Ended     Months Ended
                                                      June 30, 1999   June 30, 2000
                                                     --------------- ----------------
Cash flows from operating activities:                 $  (1,877)      $  (15,833)
                                                     --------------- ----------------
Cash flows from investing activities:
    Purchase of unproved oil and gas properties             -           (584,373)
                                                     --------------- ----------------
Net cash (used in) investing activities                     -           (584,373)
                                                     --------------- ----------------
Cash flows from financing activities:
    Payments for withdrawn subscriptions                    -           (500,000)
    Proceeds from common stock issued and subscribed        -            385,000
                                                     --------------- ----------------
Net cash provided by (used in) financing activities         -           (115,000)
                                                     --------------- ----------------
Net increase (decrease) in cash                          (1,877)        (715,206)

Beginning cash                                          728,205        3,894,349
                                                     --------------- ----------------
Ending cash                                           $ 726,328       $3,179,143
                                                     =============== ================
Supplemental cash flow information:
  Cash paid for interest                              $     -         $      -
                                                     =============== ================
  Cash paid for income taxes                          $     -         $      -
                                                     =============== ================

                               NATION ENERGY, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED AND RESTATED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB/A for the year ended March 31, 2000.

Restatement

The Company has restated its previously reported financial statements for the three months ended June 30, 2000.  The financial statements have been restated
as follows:

  * Record services received from a related party with an estimated value of
    $5,000.  The Company has recorded the value of the services received as additional paid-in capital.

  * Record an asset impairment related to the unproved oil and gas properties related to drilling activities within the Greater Trona Area in the amount of $126,000.

Note 2:  EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

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
The Company has had pending a private placement of its Common Stock the gross proceeds of which, should it proceed and all of the shares offered are sold, will amount to $4,500,000 assuming that all of the shares offered for sale are sold. See "--Private Placement," below. As of its unaudited financial statements of June 30, 2000 the Company had assets of $3,871,340. The foregoing funds will be and have been mainly used by the company to develop, exploit and market oil and gas projects. The Company has received $3,385,000 cash in advances for subscriptions for common stock in the private placement that have not yet closed. If the private placement does not close, such funds will be returned to the subscribers. The Company currently anticipates that, assuming that all of the shares offered for sale are sold, this private placement will satisfy the cash requirements of the Company for the next twelve months. If the Company does not proceed with this private placement, the Company will need to obtain alternative financing to pursue its plan of operations.

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

                                        NATION ENERGY, INC.
                                         (Registrant)

Dated:  September 26, 2001                  By: /s/ DONALD A. SHARPE
                                            -----------------------------------
                                               Donald A. Sharpe,
                                               President and Chief Executive
                                               Officer, Director
                                               (Principal Executive Officer)

