Form 10QSB/A
period 2000-09-30
NATION ENERGY INC
filed 2001-09-26
CIK 1081183

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A No. 1

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Attached hereto and made a part of this filing is the unaudited consolidated balance sheet at September 30, 2000, statement of operations for the six months ended September 30, 1999 and 2000, statement of cash flows for the six months ended September 30, 1999 and 2000, and notes to the financial statements. These financial statements restate those filed with the Securities and Exchange Commision on November 15, 2000.

NATION ENERGY, INC.
BALANCE SHEET
September 30, 2000
(Unaudited and Restated)

                              ASSETS

Current assets:
     Cash                                            $ 2,554,236
                                                    --------------
Unproved oil and gas properties - full cost method     1,146,771
                                                    --------------
 Total assets                                        $ 3,701,007
                                                    ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                               $    86,479
                                                    --------------
 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                    7,170
      Additional paid-in capital                         772,230
      Common stock subscriptions                       3,385,000
       Accumulated deficit                              (549,872)
                                                    --------------
                    Total stockholders' equity         3,614,528
                                                    --------------
 Total liabilities and stockholders' equity          $ 3,701,007
                                                    ==============

NATION ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited and Restated)

                                                      For the Three        For the Three        For the Six          For the Six
                                                       Months Ended        Months Ended         Months Ended         Months Ended
                                                    September 30, 1999  September 30, 2000   September 30, 1999   September 30, 2000
                                                   -------------------- ------------------- -------------------- --------------------
Revenue:                                               $           -       $           -        $           -        $           -
                                                   -------------------- ------------------- -------------------- --------------------

Costs and expenses:
   General, selling and administrative                           4,585              19,214                6,762               33,128
    Write down of unproven oil and gas properties                  -               238,000                  -                364,000
                                                   -------------------- ------------------- -------------------- --------------------
        Total costs and expenses                                 4,585             257,214                6,762              397,128
                                                   -------------------- ------------------- -------------------- --------------------
Net (loss)                                             $        (4,585)    $      (257,214)     $        (6,762)     $      (397,128)
                                                   ==================== =================== ==================== ====================

Per share information:

    Weighted average number of common
       shares outstanding - basic and diluted                7,170,000           7,170,000            7,145,824            7,170,000
                                                   ==================== =================== ==================== ====================
    Net (loss) per common share - basic and diluted    $         (0.00)    $         (0.04)     $         (0.00)     $         (0.06)
                                                   ==================== =================== ==================== ====================

NATION ENERGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited and Restated)

                                                        For the Six        For the Six
                                                       Months Ended        Months Ended
                                                    September 30, 1999  September 30, 2000
                                                    ------------------- ------------------
Cash flows from operating activities:                $      (15,020)     $      154,780
                                                    ------------------- ------------------
Cash flows from investing activities:
    Purchase of oil and gas properties                          -            (1,379,893)
                                                    ------------------- ------------------
Net cash (used in) investing activities                         -            (1,379,893)

Cash flows from financing activities:
    Payments for withdrawn subscriptions                        -              (500,000)
    Proceeds from common stock issued and subscribed            -               385,000
                                                    ------------------- ------------------
Net cash provided by (used in) financing activities             -              (115,000)
                                                    ------------------- ------------------
Net increase (decrease) in cash                             (15,020)         (1,340,113)

Beginning cash                                              728,205           3,894,349
                                                    ------------------- ------------------
Ending cash                                          $      713,185      $    2,554,236
                                                    =================== ==================
Supplemental cash flow information:
  Cash paid for interest                             $          -        $          -
                                                    =================== ==================
  Cash paid for income taxes                         $          -        $          -
                                                    =================== ==================

NATION ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited and Restated)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB/A for the year ended March 31, 2000.

Restatement

The Company has restated its previously reported financial statements for the three and six months ended September 30, 2000. The financial statements have been restated as follows:

  Record services received from a related party with an estimated value of $5,000 and $10,000, respectively. The Company has recorded the value of the services received as additional paid-in capital.

  Record an asset impairment related to the unproved oil and gas properties related to drilling activities within the Greater Trona Area in the amount of $238,000 and $126,000, respectively.

Note 2. EARNINGS PER COMMON SHARE

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

Liquidity and Capital Resources

The Company has no operating history. The Company does not expect to generate sufficient revenues within the foreseeable future to support the expenses of its development and marketing activities and therefore will need to rely upon significant additional funding to implement its development plans. It is anticipated that this funding will be accomplished through the sale of the Company's equity securities or through borrowing. Prior to September, 2000, the Company has sold 7,170,000 shares of its Common Stock for approximately $728,400 prior to deduction of offering expenses. The Company intends to raise future requisite funds by subsequent offerings of its Common Stock and will not be able to institute its full plan of operation without significant additional funding. The Company has had pending a private placement of its Common Stock the gross proceeds of which, should it proceed and all of the shares offered are sold, will amount to $4,500,000 assuming that all of the shares offered for sale are sold. See "--Private Placement," below. As of its unaudited financial statements of September 30, 2000 the Company had assets of $3,701,007. The foregoing funds will be and have been mainly used by the company to develop, exploit and market oil and gas projects. The Company has received $3,385,000 cash in advances for subscriptions for common stock in the private placement that have not yet closed. If the private placement does not close, such funds will be returned to the subscribers. The Company currently anticipates that, assuming that all of the shares offered for sale are sold, this private placement will satisfy the cash requirements of the Company for the next twelve months. If the Company does not proceed with this private placement, the Company will need to obtain alternative financing to pursue its plan of operations.

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