Form 10QSB/A
period 2000-12-31
NATION ENERGY INC
filed 2001-09-26
CIK 1081183

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

NATION ENERGY, INC.
FORM 10-QSB/A
FOR THE QUARTER ENDED DECEMBER 31, 2000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited balance sheet at December 31, 2000, statement of operations for the nine months ended December 31, 1999 and 2000, statement of cash flows for the nine months ended December 31, 1999 and 2000, and notes to the financial statements follow. These financial statements restate those filed with the Securities and Exchange Commision on February 20, 2001.

NATION ENERGY, INC.
BALANCE SHEET
December 31, 2000
(Unaudited and Restated)

                            ASSETS

Current assets:
     Cash                                            $2,310,609
      Prepaid expenses                                    4,375
                                                    --------------
                                                      2,314,984

Unproved oil and gas properties - full cost method    1,403,003
                                                    --------------
 Total assets                                        $3,717,987
                                                    ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                               $   33,125
                                                    --------------
 Stockholders' equity:
      Common stock, $.001 par value; 50,000,000
        shares authorized; 7,170,000 shares issued
        and outstanding                                   7,170
      Additional paid-in capital                        777,230
      Common stock subscriptions                      3,850,000
      Accumulated deficit                              (949,538)
                                                    --------------
        Total stockholders' equity                    3,684,862
                                                    --------------
 Total liabilities and stockholders' equity          $3,717,987
                                                    ==============

NATION ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited and Restated)

                                                        For the Three       For the Three      For the Nine       For the Nine
                                                         Months Ended       Months Ended       Months Ended       Months Ended
                                                      December 31, 1999   December 31, 2000 December  31, 1999 December  31, 2000
                                                      ------------------ ------------------ ------------------ ------------------
Revenue:                                               $         -        $           -      $          -       $          -
                                                      ------------------ ------------------ ------------------ ------------------

Costs and expenses:
   General, selling and administrative                        30,523               24,991            35,108             58,119
    Write down of unproven oil and gas properties                -                374,675               -              738,675
                                                      ------------------ ------------------ ------------------ ------------------
        Total costs and expenses                              30,523              399,666            35,108            796,794
                                                      ------------------ ------------------ ------------------ ------------------
Net (loss)                                             $     (30,523)     $      (399,666)   $      (35,108)    $     (796,794)
                                                      ================== ================== ================== ==================

Per share information:

    Weighted average number of common
       shares outstanding - basic and diluted              7,170,000            7,170,000         7,154,249          7,170,000
                                                      ================== =================== ================= ==================
    Net (loss) per common share - basic and diluted     $    (0.00)       $         (0.06)   $        (0.00)    $        (0.11)
                                                      ================== =================== ================= ==================

NATION ENERGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited and Restated)

                                                        For the Nine       For the Nine
                                                        Months Ended       Months Ended
                                                     December 31, 1999   December 31, 2000

Cash flows from operating activities:                $       169,915      $      77,060
                                                    -------------------- -----------------
Cash flows from investing activities:
    Purchase of oil and gas properties                      (474,846)        (2,010,800)
                                                    -------------------- -----------------
Net cash (used in) investing activities                     (474,846)        (2,010,800)

Cash flows from financing activities:
    Payments for withdrawn subscriptions                         -             (500,000)
    Proceeds from common stock issued and subscribed             -              850,000
                                                    -------------------- -----------------
Net cash provided by (used in) financing activities              -              350,000
                                                    -------------------- -----------------
Net increase (decrease) in cash                             (304,931)        (1,583,740)

Beginning cash                                               728,205          3,894,349
                                                    -------------------- -----------------
Ending cash                                          $       423,274      $   2,310,609
                                                    ==================== =================
Supplemental cash flow information:
  Cash paid for interest                             $           -        $         -
                                                    ==================== =================
  Cash paid for income taxes                         $           -        $         -
                                                    ==================== =================

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

Restatement

The Company has restated its previously reported financial statements for the three and nine months ended December 31, 2000. The financial statements have been restated as follows:

  Record services received from a related party with an estimated value of $5,000 and $15,000, respectively. The Company has recorded the value of the services received as additional paid-in capital.

  Record an asset impairment related to the unproved oil and gas properties related to drilling activities within the Greater Trona Area in the amount of $374,675 and $738,675, respectively.

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