Form 10KSB/A
period 2001-03-31
NATION ENERGY INC
filed 2001-09-26
CIK 1081183

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

This Form 10-KSB incorporates by reference the issuer's amended Consent Solicitation Statement on Schedule 14A which was filed on June 28, 2001 and all subsequent amendments thereto (incorporated by reference in "DESCRIPTION OF THE BUSINESS--SALE OF INTERESTS TO VRD").

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

The only other real property utilized by the Company is office space located at Suite 1100 - 609 West Hastings Street, Vancouver BC  Canada  V6B 4W4.  In January 2001, the Company entered into an oral administrative services agreement with Caravel Management Corp., under which the Company receives office and administrative support services and use of office space for a monthly charge of $3,000.  Of this amount, $500 is for the use of office space. Caravel Management Corp. is a management company that is wholly-owned by John R. Hislop, Nation Energy's chairman of the Board, Secretary and Vice President and Chief Financial Officer.  The administrative agreement is on a month-to-month basis.  Prior to January 2001 Nation Energy was not charged rent due the minimal amount of space required to direct operations and store records.  Nation Energy does not plan to make any investments in real estate mortgages, in securities of persons primarily engaged in real estate activities.  Nation Energy may acquire interests in real estate in the future in connection with its oil and gas exploration and development activities or in connection with other business activities that are unforeseen at this time.

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

As disclosed in Note 8 to the financial statements, the Company has restated the financial statements as of March 31, 2001 to correct for an error in recording contributed services and an asset impairment.

Stark Tinter & Associates, LLC

Denver, Colorado
June 20, 2001

Nation Energy, Inc.
Balance Sheet
March 31, 2001
(Restated)

ASSETS

Current assets:
Cash	$ 2,292,340

Unproved oil and gas properties - full cost method	1,370,678

$ 3,663,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 12,330
Accounts payable - related party	15,227

27,557

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 11,020,000 shares issued
and outstanding	11,020
Additional paid-in capital	4,623,380
Accumulated deficit	(998,939)

3,635,461

$ 3,663,018

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Operations
(Restated)

	For the	For the
	Year Ended	Year Ended
	March 31, 2001	March 31, 2000

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	107,520	63,808
Write down of unproven oil and gas properties	738,675	67,000

Total costs and expenses	846,195	130,808

Net (loss)	$ (846,195)	$ (130,808)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	8,127,240	7,161,803

Net (loss) per common share - basic and diluted	$ (0.10)	$ (0.02)

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Changes in Stockholders' Equity
(Restated)

	Common Stock
			Additional	Common		Total
	Number of		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscriptions	Deficit	Equity

Balance, March 31, 1999	7,070,000	$ 7,070	$ 722,330	$ -	$ (21,936)	$ 707,464

Issuance of common stock
for services at $.20 per share	100,000	100	19,900	-	-	20,000

Contribution of services by
related party	-	-	20,000	-	-	20,000

Common stock subscribed
for at $1.00 per share	-	-	-	3,500,000	-	3,500,000

Net (loss) for the year	-	-	-	-	(130,808)	(130,808)

Balance March 31, 2000	7,170,000	7,170	762,230	3,500,000	(152,744)	4,116,656

Common stock subscribed
for at $1.00 per share	-	-	-	350,000	-	350,000

Contribution of services by
related party	-	-	15,000	-	-	15,000

Conversion of common stock
subscriptions into common stock	3,850,000	3,850	3,846,150	(3,850,000)	-	-

Net (loss) for the year, restated	-	-	-	-	(846,195)	(846,195)

Balance March 31, 2001	11,020,000	$ 11,020	$4,623,380	$ -	$ (998,939)	$ 3,635,461

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Cash Flows
(Restated)

	For the	For the
	Year Ended	Year Ended
	March 31, 2001	March 31, 2000

Cash flows from operating activities:
Net (loss)	$ (846,195)	$ (130,808)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Contribution of services recorded as additional aid-in capital	15,000	20,000
Write down of unproven oil and gas properties	738,675	67,000
Common stock issued for services	-	20,000
Decrease (increase) in prepaid expenses	100,632	(100,632)
Increase (decrease) in accounts payable	18,354	(11,538)

Net cash provided by (used in) operating activities	26,466	(135,978)

Cash flows from investing activities:
Purchase of oil and gas properties	(1,978,475)	(197,878)

Net cash (used in) investing activities	(1,978,475)	(197,878)

Cash flows from financing activities:
Proceeds from common stock subscriptions	350,000	3,500,000

Net cash provided by financing activities	350,000	3,500,000

Net increase (decrease) in cash	(1,602,009)	3,166,144

Beginning cash	3,894,349	728,205

Ending cash	$ 2,292,340	$ 3,894,349

Supplemental cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

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

Note 2.  UNPROVED OIL AND GAS PROPERTIES

The Company currently is involved in one project as of March 31, 2001, the Greater Trona Prospect located in southeastern Wyoming.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2001:

Acquisition of unproved properties	$ 401,290
Exploration costs	830,621
Development costs	944,442
$ 2,176,353

The initial principal activity for the Company will be the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which theCompany may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming.

Nation Energy, Inc.
Notes to Financial Statements

Saurus currently has an interestin 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999 to enter into a joint venture with Saurus.  The Company elected to proceed with the joint venture.

If additional lands become available for purchase and the Company is successful in leasing such additional lands, Saurus shall have the option to defer its 50% share of the cost of the first 100,000 acres of such additional land that the Company may purchase.

As of December 31, 2000 the Company had participated in the drilling of 23 wells in the Greater Trona area. During February 2001, the Company hired an independent engineer to evaluate the Greater Trona project.  Based on the recommendations in this report, the Company negotiated a sale of its interests in the Greater Trona area to VRD Inc. This agreement was signed on February 28 2001. The agreement will require the approval of a majority of the Company's shareholders.  The proxy statement for approval of the sale of the Company's interest in the Greater Trona project is pending the approval of the Securities and Exchange Commission.  Since December 31, 2000 the Company has not participated in any further operations in the Greater Trona area. (See Note 9)

The Board of Directors has concluded that as of March 31, 2001 there was an asset impairment related to the unproved oil and gas properties related to drilling activities within the Greater Trona Area.  For the year ending March 31, 2001 the Company has written down drilling costs of $738,675.  The Company has written off a total of $805,675 since the project's inception.

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

Nation Energy, Inc.
Notes to Financial Statements

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

The Company has received services from a related party with an estimated value of $15,000 and $20,000 for the year ending March 31, 2001 and 2000, respectively.  The Company has recorded the value of the services received as additional paid-in capital.

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

Note 7. RELATED PARTY TRANSACTION

During the year ended March 31, 2001, the Company entered into a verbal agreement with a related party to receive administrative services.  The agreement calls for monthly payments of $3,000 plus reimbursement of direct costs.   For the year ended March 31, 2001 the Company has accrued $15,227 of expense related to this agreement.  Prior to this agreement the Company was recording $5,000 on quarterly basis for administrative services provided by this related party as additional paid-in capital.  For the year ending March 31, 2001 and 2000 the Company had recorded $20,000 and $15,000, respectively, as additional paid-in capital related to this agreement.

The Company had a subscription for 3,000,000 shares of its common stock at $1.00 a share from an affiliated company of an officer and director of Nation Energy.  The officer and director of Nation Energy is also a director of the affiliated company.  The subscription was converted into common stock during January 2001.

Note 8. CORRECTION OF AN ERROR

The accompanying financial statements for the year ended March 31, 2001 have been restated to correct an error in recording services contributed by a related party and an asset impairment related to the Company's unproved oil and gas properties.  The value of the services provided by the related party was estimated at $15,000.  The effect of the restatement was to decrease net income by $753,675.  The effect on net (loss) per common share was to increase net (loss) per common share from $(0.01) too $(0.10).

The accompanying financial statements for the year ended March 31, 2000 have been restated to correct an error in recording services contributed by a related party and an asset impairment related to the Company's unproved oil and gas properties.  The value of the services provided by the related party was estimated at $20,000.  The asset impairment was estimated to be $60,0000.  The effect of the restatement was to decrease net income for the year ending March 31, 2000 by $80,000.  The change in net (loss) per common share related to the correction of the error is not considered significant.

Nation Energy, Inc.
Notes to Financial Statements

Note 9. SALE OF UNPROVEN OIL AND GAS PROPERTIES (UNAUDITED)

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