Form 10QSB/A
period 2001-06-30
NATION ENERGY INC
filed 2001-09-26
CIK 1081183

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

NATION ENERGY, INC.
FORM 10-QSB/A
FOR THE QUARTER ENDED JUNE 30, 2001

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited balance sheet at June 30, 2001, statement of operations for the three months ended June 30, 2000 and 2001, statement of cash flows for the three months ended June 30, 2000 and 2001, and notes to the financial statements follow. These financial statements amend and restate those filed with the Securities and Exchange Commision on August 14, 2001.

Nation Energy, Inc.
Balance Sheet
June 30, 2001
(Unaudited and Restated)

ASSETS

Current assets:
Cash	$ 2,288,734

Unproved oil and gas properties - full cost method	1,370,678

$ 3,659,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 55,305
Accounts payable - related party	33,990

89,295

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding
Common stock, $.001 par value; 50,000,000
shares authorized; 11,020,000 shares issued
and outstanding	11,020
Additional paid-in capital	4,623,380
Common stock subscriptions	-
Accumulated deficit	(1,064,283)

3,570,117

$ 3,659,412

Nation Energy, Inc.
Statements of Operations
(Unaudited and Restated)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2001	June 30, 2000

Revenue:	$ 21,369	$ -

Costs and expenses:
General, selling and administrative	86,712	13,914
Write down of unproven oil and gas properties	-	126,000

Total costs and expenses	86,712	139,914

Net (loss)	$ (65,344)	$ (139,914)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	11,020,000	7,170,000

Net (loss) per common share - basic and diluted	$ (0.01)	$ (0.02)

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited and Restated)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:	$ (3,606)	$ (15,833)

Cash flows from investing activities:
Purchase of oil and gas properties	-	(584,373)

Net cash (used in) investing activities	-	(584,373)

Cash flows from financing activities:
Payments for withdrawn subscriptions	-	(500,000)
Proceeds from common stock issued and subscribed	-	385,000

Net cash provided by financing activities	-	(115,000)

Net increase (decrease) in cash	(3,606)	(715,206)

Beginning cash	2,292,340	3,894,349

Ending cash	$ 2,288,734	$ 3,179,143

Supplemental cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

Nation Energy, Inc.
Notes to Financial Statements
At June 30, 2001
(Unaudited and Restated)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB/A for the year ended March 31, 2001.

Restatement

The Company has restated its previously reported financial statements for the three months ended June 30, 2001. The carrying value of the unproved oil and gas properties has changed from $2,169,353 to $1,370,678 due to an asset impairment recorded in the 10KSB/A for the year ended March 31, 2001.

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

Employees

The Company currently has no employees other than its officers and directors. Management of the Company expects to hire additional employees as needed. Management currently estimates that the Company will not hire any employees in the next twelve months. Beginning in January 2001, the Company has received administrative and back office support under an oral administrative services agreement with Caravel Management Corp., under which the Company is charged $3,000 per month, and of which $500 is for the use of office space. Caravel Management Corp. is a management company that is wholly-owned by John R. Hislop, the Company's Chairman of the Board, Secretary and Vice President and Chief Financial Officer and a director. The administrative agreement is on a month-to-month basis.

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