Form 10QSB
period 2001-09-30
NATION ENERGY INC
filed 2001-11-14
CIK 1081183

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
OR
[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

-i-

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ X ]	No [ ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court	Yes [ ]	No [ ]	Not applicable.
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:	As of November 8, 2001, the Registrant had 11,020,000 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):	Yes [ ]	No [X]

-ii-

NATION ENERGY, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

-iii-

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Nation Energy, Inc.
Balance Sheet
September 30, 2001
(Unaudited)

ASSETS

Current assets:
Cash	$ 2,195,030

Unproved oil and gas properties - full cost method	1,370,678

$ 3,565,708

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 8,494
Accounts payable - related party	11,777

20,271

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding
Common stock, $.001 par value; 50,000,000
shares authorized; 11,020,000 shares issued
and outstanding	11,020
Additional paid-in capital	4,623,380
Accumulated deficit	(1,088,963)

3,545,437

$ 3,565,708

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenue:	$ -	$ -	$ -	$ -

Costs and expenses:
General, selling and administrative	38,793	19,214	125,506	33,128
Write down of unproved oil and gas properties	-	238,000	-	364,000

Total costs and expenses	38,793	257,214	125,506	397,128

Other income (expense)
Interest income	14,113	-	35,482	-

Net (loss)	$ (24,680)	$ (257,214)	$ (90,024)	$ (397,128)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	11,020,000	11,020,000	11,020,000	11,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30, 2001	September 30, 2000

Cash flows provided by (used in) operating activities	$ (97,310)	$ 154,780

Cash flows from investing activities:
Purchase of oil and gas properties	-	(1,379,893)

Net cash (used in) investing activities	-	(1,379,893)

Cash flows from financing activities:
Payments for withdrawn subscriptions	-	(500,000)
Proceeds from common stock issued and subscribed	-	385,000

Net cash provided by (used in) financing activities	-	(115,000)

Net increase (decrease) in cash	(97,310)	(1,340,113)

Beginning cash	2,292,340	3,894,349

Ending cash	$ 2,195,030	$ 2,554,236

Nation Energy, Inc.
Notes to Financial Statements
At September 30, 2001
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

Plan of Operation

The Company has conducted no significant operations.   Although the Company has reviewed its potential participation in several oil and gas projects in the Rocky Mountain region, it has entered into only one agreement as of this date.  This agreement is the Joint Operating Agreement with Saurus Resources Inc., which is described below.  The Company was previously seeking shareholder approval of a sale of its interests under this agreement and its interests in land to VRD, Inc., as described below.  In the event the Company completes such a sale, the Company will essentially be a shell company without operations but with significant cash assets.  It is expected that the Company will continue to actively investigate business opportunities consistent with its historical business activities of oil and gas exploration as well as other business opportunities outside of its historical business activities.  At this time the Company has not yet identified any additional oil and gas opportunities which it is willing to pursue.

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

Results of Operations

The Company entered into a definitive Joint Operating Agreement on December 1, 1999 with Saurus Resources, Inc., under which the Company and Saurus Resources agreed to jointly develop their respective interests in land within the Greater Trona Area located in and around Sweetwater County, Wyoming, and the Company could participate in up to 50% of the profits therefrom.  Assuming the completion of the Company's sale of its rights under this agreement and certain assets to VRD, Inc., the Company will essentially be a shell company and will not conduct any significant operations.  It is unclear at this time whether the Company will be able to complete this sale. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-PLAN OF OPERATION."

The Company has had no operating revenues from the date of its formation in April 18, 1988 to the present.

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

Because of the poor operating results under the Joint Operating Agreement, the Company began to explore other alternatives to this arrangement.  On February 28, 2001 the Company entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which the Company has agreed to sell to VRD all of its interest in its oil and gas leases in the Greater Trona Area, all right, title and interest in and to all of the personal property, fixtures and improvements appurtenant to the such leases, and all of its rights under the Joint Operating Agreement with Saurus Resources.  The rights intended to be sold include the right to participate in the drilling, completion, tie-in and production of wells within the contract area.   In consideration for the sale, the Company was to receive from VRD $2,165,780 in cash.  However, as explained below, this purchase agreement terminated by its terms in September, 2001 because the conditions to closing were not satisfied prior to that time.

In addition, had the transaction been consummated, VRD would have been obliged to (a) assign to the Company an overriding royalty interest equal to an undivided 2% to 3% (the Company will retain a 3% royalty in leases covering approximately 3200 acres of the property in Sweetwater County and a 2% royalty in the remaining property to which it has a leasehold interest) of certain oil, gas and other hydrocarbons produced, saved and sold, and (b) upon the acquisition of an interest in an oil and gas lease within a specified area prior to December 31, 2021, assign an overriding royalty of an undivided minimum of 1% and a maximum of 2% of 8/8ths of all oil, gas and other hydrocarbons produced, saved and sold from such interest.  In essence, as a result of the sale VRD would have acquired the Company's interest in the Greater Trona prospect in exchange for cash and an interest in possible future royalty payments that will be paid if the properties are put into production and the production from the oil and gas leases is sold.   Due to the highly speculative nature of the venture set forth in the Joint Operating Agreement, and its failure to create any revenues to date as explained below, the Board of Directors of Company determined that resources committed under the Joint Operating Agreement could be better directed to other as yet undetermined activities.

The Company proposed to obtain the approval of its shareholders of the transactions contemplated in the Purchase and Sale Agreement.  This details of this transaction and the reasons for this transaction are described in detail in the Company's Consent Solicitation Statement on Schedule 14A, which was filed on April 26, 2001 and subsequently amended by a filing made June 28, 2001.  The Company obtained SEC clearance to distribute the Schedule 14A to shareholders following the filing of its amended annual and quarterly reports on September 26, 2001.  However by that time the Purchase and Sale Agreement had expired by its terms and VRD had indicated an unwillingness to proceed with the transaction on the original terms.

The Company is continuing to negotiate with VRD to find mutually acceptable terms under which the sale transaction can proceed.  There can be no guaranty that this can be accomplished.

In the event the Company is successful in selling its oil and gas interests, the Company will be a shell company without operations but with significant cash assets.  It is expected that the Company will continue to investigate business opportunities consistent with its historical oil and gas exploration activities as well as other business opportunities outside of its previous business activities.  At this time the Company has not yet identified any additional oil and gas opportunities which it is willing to pursue.

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

AN INVESTMENT IN OUR COMMON STOCK INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES AND PEOPLE CONSIDERING SUCH AN INVESTMENT SHOULD NOT COMMIT MORE THAN THEY CAN AFFORD TO LOSE.  PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10- KSB AS FILED WITH THE SEC ON JUNE 28, 2001, AS AMENDED SEPTEMBER 26, 2001 FOR A LIST OF ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.  The Company filed a Preliminary Schedule 14A for the solicitation of consents to the sale of interests to VRD, Inc. with the Securities and Exchange Commission on April 26, 2001 and Amendment No. 1 to the Preliminary Schedule 14A on June 28, 2001.  The Company obtained the SEC's clearance to distribute the solicitation of shareholder consent following its filing of amended annual and quarterly reports on Form 10-KSB and Form 10-QSB on September 26, 2001.  However, by this time the purchase and sale agreement with VRD had expired and VRD was at that time unwilling to proceed with the transaction.  Please see "Joint Operating Agreement with Saurus and Sale of Interests to VRD", above.

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

NATION ENERGY, INC. (Registrant)
Dated: November 13, 2001	By: /s/ Donald A. Sharpe ________________________________ Donald A. Sharpe, President and Chief Executive Officer, Director (Principal Executive Officer)