Form 10QSB
period 2001-12-31
NATION ENERGY INC
filed 2002-02-14
CIK 1081183

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001
[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

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

	Yes [ X ]	No [ ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court	Yes [ ]	No [ ]	Not applicable.
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:	As of February 8, 2002, the Registrant had 11,020,000 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):	Yes [ ]	No [X]

NATION ENERGY, INC.

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2001

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Nation Energy, Inc.
Balance Sheet
December 31, 2001
(Unaudited)

ASSETS
Current assets:
Cash	$ 1,554,758
Prepaid expenses	5,149
Prepaid expenses - Related party	1,052

1,560,959

Unproved oil and gas properties - full cost method	606,205

$ 2,167,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,710

22,710

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 11,020,000 shares issued and outstanding	11,020
Additional paid-in capital	4,623,380
Accumulated deficit	(2,489,946)

2,144,454

$ 2,167,164

The accompanying notes are an integral part of the financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Revenue:	$ -	$ -	$ -	$ -

Costs and expenses:
General, selling and administrative	30,305	24,991	155,811	58,119
Write down of unproved oil and gas properties	1,370,678	374,675	1,370,678	738,675

Total costs and expenses	1,400,983	399,666	1,526,489	796,794

Other income (expense)
Interest income	-	-	35,482	-

Net (loss)	$ (1,400,983)	$ (399,666)	$ (1,491,007)	$ (796,794)

Per share information:

Weighted average number of common shares outstanding - basic and diluted	11,020,000	7,170,000	11,020,000	7,170,000

Net (loss) per common share - basic and diluted	$ (0.13)	$ (0.06)	$ (0.14)	$ (0.11)

The accompanying notes are an integral part of the financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31, 2001	December 30, 2000

Cash flows provided by (used in) operating activities	$ (131,377)	$ 77,060

Cash flows from investing activities:
Purchase of oil and gas properties	(606,205)	(2,010,800)

Net cash provided by (used in) investing activities	(606,205)	(2,010,800)

Cash flows from financing activities:
Payments for withdrawn subscriptions	-	(500,000)
Proceeds from common stock issued and subscribed	-	850,000

Net cash provided by (used in) financing activities	-	350,000

Net increase (decrease) in cash	(737,582)	(1,583,740)

Beginning cash	2,292,340	3,894,349

Ending cash	$ 1,554,758	$ 2,310,609

The accompanying notes are an integral part of the financial statements.

Nation Energy, Inc.
Notes to Financial Statements
December 31, 2001
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB/A for the year ended March 31, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

NATION ENERGY, INC.

Statement of Forward-Looking Information

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "could," "should," "estimate," "continue," "anticipates," "plans," "intends," "expects," "target," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Any forward-looking statement speaks only as of the date that we made the statement, and we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.  The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with our audited financial statements and notes thereto for the fiscal year ended March 31, 2001.

General

Nation Energy Inc.  (the "Company") is an exploration stage company.  We were formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998 we conducted no business and existed as a shell corporation.  After the restatement of our Articles of Incorporation on September 16, 1998, our main focus has been the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.  Pursuant to the change in our focus, we commenced corporate strategic development whereby we have been exploring potential oil and gas projects.  Though we reviewed potential participation in several oil and gas projects in the Rocky Mountain region we entered into only one agreement as of this date for the exploration of oil and gas properties in that region.  This agreement was the Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999 which was attached as an exhibit to our Form 10-KSB/A filed with the Securities and Exchange Commission on March 31, 2000 and was described in detail in that filing.

We held interests in 28 oil and gas leases located in the Greater Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.  Under the Joint Operating Agreement, Saurus Resources was the operator of oil and gas exploration on the property covered by these leases and has certain rights and duties as the operator.  Our only material activities until recently had been related to our participation in exploration conducted under the Joint Operating Agreement with Saurus Resources.  Under the Joint Operating Agreement, 24 test wells have been drilled and completed.  We advanced a total of approximately $2,167,000 under our agreement with Saurus Resources.  Operational difficulties in developing the test wells were largely responsible for greater than anticipated operating costs.  These difficulties included mineral precipitation in the well bore, which inhibited production.  The wells drilled were perforated and hydraulically fractured; these geophysical traits would have made extraction of gas much more complicated and expensive than anticipated.  Poor weather and lack of available crews have also contributed to operational difficulties and greater expenses.  Despite the significantly greater exploration expenditures, there were no strong indications that the test wells or other potential wells within the interests held by us would produce sufficient gas to enable us to recover the exploration costs expended to date, let alone be profitable.

Because of the poor operating results from the exploration conducted under the Joint Operating Agreement, we began to explore other alternatives to this arrangement.  On February 28, 2001 we entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which we agreed to sell to VRD, Inc. all of our interest in our oil and gas leases in the Greater Trona Area, all right, title and interest in and to all of the personal property, fixtures and improvements appurtenant to the such leases, and all of our rights under the Joint Operating Agreement with Saurus Resources.  The rights that were to be sold included the right to participate in the drilling, completion, tie-in and production of wells within the contract area.  In consideration for the sale, were to receive from VRD, Inc. $2,165,780 in cash and we were to retain certain royalty interests.

We attempted to obtain the approval of our shareholders of the transactions contemplated in the Purchase and Sale Agreement with VRD, Inc..  The details of this transaction and the reasons for the sale were described in detail in Our Consent Solicitation Statement on Schedule 14A, which was filed on April 26, 2001 and subsequently amended by a filing made June 28, 2001.  We obtained clearance from the SEC to distribute the Schedule 14A to our shareholders on September 26, 2001.  However, by the time of the SEC clearance, the Purchase and Sale Agreement had expired in accordance with its terms and VRD, Inc. was unwilling to proceed with the transaction.

We entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which we disposed of any and all interests that we held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  We felt that this was in the best interests of the Company given our potential liability under the oil and gas leases and the fact that it was unlikely that the properties in question had any realizable value.  The Company wrote off the remaining value of the properties.

Plan of Operation

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in") under which we will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada.  Under the terms of the Farm-in we will fund 25% of the cost to drill and complete a 4,800 meter well in the Smoky area and will earn a 15% interest after payout in the Smoky project.  Total drilling costs for the Smoky project are estimated to be CDN $11,000,000.  Drilling on an initial well began on November 13th and is expected to take approximately 120 days.

Management is of the view that the Smoky project has a very good potential for substantial recoverable gas.  The Smoky area has existing infrastructure facilities and pipelines and there is currently production within 5 miles of the Smoky project area.

Our primary objective over the 12 months ending December 31, 2002, will be to continue to participate in the Farm-in with Olympia Energy Inc.

We do not foresee hiring any additional employees in the next twelve months.  We do not intend to purchase any significant equipment over the twelve months ending December 31, 2002.  Any monies raised by the Company will first be expended pursuant to our obligations under the Farm-in agreement.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We currently do not have enough cash to meet our obligations during the next twelve months.  Upon the closing of the previously announced private placement for gross proceeds of $1,000,000, management expects to have enough cash to meet it's obligations to fund 25% of the cost to drill and complete the project in the Smoky area.

Results of Operations

As a result of the Quitclaim, Release and Assumption Agreement entered into with VRD, Inc and Saurus Resources, we wrote down the entire interest in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  This write down to the assets resulted in an aggregate loss of $1,491,007 compared to a recorded loss of $796,794 for the nine month period ended December 31, 2000.  Of the $1,491,007 loss for this period, $1,370,678 comprised the write down of the asset.  Similarly $738,675 of the $796,794 reported for the previous year was a write down taken on the same oil and gas interest.    The Company reports a net loss per common share, basic and diluted of $0.14 compared to a loss of $0.11 in the same period last year, primarily due to the write down of the assets.

As of February 7, 2002 the Smoky well was drilling ahead at 3,832 meters and had accumulated costs of $3,475,723. The well is within budget and expected time frames.

Liquidity and Capital Resources

Our material commitments for capital expenditures are limited to the Farm-in with Olympia Energy for the development of the Smoky project.  At December 31, 2001, we advanced a total of  $606,205 under the farm-in agreement with Olympia Energy toward the drilling and development costs on an initial well.

On December 4, 2001 we announced a private placement of 5,000,000 shares at $0.20 per share for gross proceeds of $1,000,000.  The proceeds of the private placement will be used to fund our obligations under the Farm-in agreement for the Smoky project.

We have no operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the Farm-in agreement.

Certain Relationships and Related Transactions

The Company receives administration and back office support under an oral administrative services agreement with Caravel Management Corp., under which the Company is charged $3,000 per month.  Caravel Management Corp. is a management company that is wholly owned by John R Hislop, the Company's Chairman of the Board, Secretary and Vice President and Chief Financial Officer and a director.  The administrative agreement is on a month to month basis.

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

Employees

We currently have no employees other than our officers and directors.  We expect to hire additional employees as needed.   Management currently estimates that the Company will not hire any employees in the next twelve months.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are attached to this report and are incorporated herein by reference:

Exhibit No.	Exhibit Name
3.1	Certificate of Incorporation of Company, filed December 16, 1999*
3.2	Certificate of Amendment of Certificate of Incorporation of Company, filed February 15, 2000*
3.3	Bylaws of the Company*
10.1	Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999*
10.2	1999 Stock Option and Incentive Plan*
10.3	Purchase and Sale Agreement**
10.4	Quitclaim Release and Assumption Agreement with Saurus Resources, Inc. and VRD, Inc., dated December 6, 2001
10.5	Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001

* Incorporated by reference from the Company's Form 10-KSB filed with the Securities and Exchange Commission March 31, 2000.

** Incorporated by reference from the Company's Schedule 14A filed with the Securities and Exchange Commission April 26, 2001.

(b) Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter for which this report is filed.  On November 29 and December 5, 2001, we filed a Form 8-K Current Report announcing the Farm-in Agreement with Olympia Energy Inc.  On December 5, 2001, we filed a Form 8-K Current Report announcing a private placement of 5,000,000 shares for gross proceeds of $1,000,000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC. (Registrant)
Dated: February 14, 2002	By: "John R. Hislop" John R. Hislop, Chairman of the Board, Secretary and Vice President and Chief Financial Officer, Director