Form 10KSB
period 2002-03-31
NATION ENERGY INC
filed 2002-07-12
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	March 31, 2002
______________________________
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	________________________ to ________________________

Commission file number: 0-30193

NATION ENERGY, INC.

(Name of Small Business Issuer in its Charter)

Delaware	59-2887569

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1100 609 West Hastings Street Vancouver British Columbia	V6B 4W4

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (800) 400-3969

Securities registered pursuant to Section 12(b) of the Act:
Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

5,507,200 common shares @ $0.33(1) = $1,817,376

(1) Average of bid and ask closing prices on June 21, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

16,020,000 common shares, $0.001 par value outstanding as of June 21, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Nation Energy" mean Nation Energy Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Business of the Company

We are an oil and gas exploration stage company with interests in properties located in Alberta, Canada.  Nation Energy is a Delaware corporation with its business offices located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia.  Our telephone number is (800) 400-3969.

Corporate History

We were formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998 we conducted no business and existed as a shell corporation.  After the restatement of our Articles of Incorporation on September 16, 1998, our main focus has been the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.  Pursuant to the change in our focus, we commenced corporate strategic development whereby we have been exploring potential oil and gas projects.  Though we reviewed potential participation in several oil and gas projects in the Rocky Mountain region we entered into only one agreement as of this date for the exploration of oil and gas properties in that region.  This agreement was the Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999 which was attached as an exhibit to our Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000 and was described in detail in that filing.

We held interests in 28 oil and gas leases located in the Great Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.  Under the Joint Operating Agreement, Saurus Resources was the operator of oil and gas exploration on the property covered by these leases and has certain rights and duties as the operator.  Our only material activities until recently had been related to our participation in exploration conducted under the Joint Operating Agreement with Saurus Resources.  To date, 24 test wells have been drilled and completed under the Joint Operating Agreement.  We advanced a total of approximately $2,167,000 under our agreement with Saurus Resources.  Operational difficulties in developing the test wells are largely responsible for greater than anticipated operating costs.  These difficulties include mineral precipitation in the well bore, which inhibits production.  The wells drilled to date have been perforated and hydraulically fractured; these geophysical traits make extraction of gas much more complicated and expensive than anticipated.  Poor weather and lack of available crews have also contributed to operational difficulties and greater expenses.  Despite the significantly greater exploration expenditures, there are no strong indications to date that the test wells or other potential wells within the interests held by us will produce sufficient gas to enable us to recover the exploration costs expended to date, let alone be profitable.

Because of the poor operating results under the Joint Operating Agreement, we began to explore other alternatives to this arrangement.  On February 28, 2001 we entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which we agreed to sell to VRD, Inc. all of our interest in our oil and gas leases in the Greater Trona Area, all right, title and interest in and to all of the personal property, fixtures and improvements appurtenant to the such leases, and all of our rights under the Joint Operating Agreement with Saurus Resources.  The rights that were to be sold included the right to participate in the drilling, completion, tie-in and production of wells within the contract area.  In consideration for the sale, were to receive from VRD, Inc. $2,165,780 in cash and we were to retain certain royalty interests.

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

We entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which we disposed of any and all interests that we held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  We felt that this was in the best interests of the Company given our potential liability under the oil and gas leases and the fact that it was unlikely that the properties in question had any realizable value.  We wrote off the remaining value of the properties.

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in") under which we will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the “Bolton Prospect”).  Under the terms of the Farm-in we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN $11,000,000.  Drilling on an initial well at 09-09-59-02-W6M began on November 13th and was expected to take approximately 120 days.  The well was drilled to a total depth of 4830 meters in March of 2002 and has been logged.  The well is currently undergoing completion and testing.

Management is of the view that the Bolton Prospect has a very good potential for substantial recoverable gas.  The Smoky area has existing infrastructure facilities and pipelines and there is currently production within 5 miles of the Bolton Prospect area.

Our primary objective over the 12 months ending March 31, 2003, will be to continue to participate in the Farm-in with Olympia Energy Inc. We intend to participate in, and develop, further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

We do not foresee hiring any additional employees in the next twelve months.  We do not intend to purchase any significant equipment over the twelve months ending March 31, 2003.  Any monies raised by us will first be expended pursuant to our obligations under the Farm-in agreement.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our shares of common stock are considered speculative while we proceed with our commitments in connection with the Smoky project or while we continue our search for a new business opportunity.  Prospective investors should consider carefully the risk factors set out below.

Likelihood of Profit

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas.   Accordingly, we have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

Lack of Financial Resources

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely.  We have limited financial resources and limited cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis.  There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.  The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfil our obligations under any applicable agreements.  Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

Financial Considerations

Our decision as to whether our properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both.  This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control.

Property Defects

We have obtained title reports with respect to our oil and gas properties and believe our interests are valid and enforceable; however, these reports do not guarantee title against all possible claims.  The properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected through title research.  Additionally, the land upon which we hold oil and gas leases may not have been surveyed; therefore, the precise area and location of such interests may be subject to challenge.

Currency Fluctuations

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

Need to Manage Growth

In the event our properties commence production, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas.  There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls.  If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

Dependence on Key Personnel/Employees

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

Dependence on Meota Resources Corp.

Under the Farm-in Agreement, Meota Resources Corp. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest under the Farm-in Agreement and we are therefore dependent upon Meota Resources Corp. expertise in the area of oil and gas exploration.

Conflicts of Interest

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between us and management of our company might arise.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission.  These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks.  These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock.  These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Possible Volatility of Share Prices

Our shares of common stock are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc.  The trading price of our shares of common stock has been subject to wide fluctuations.  Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Delaware law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Future Dilution

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.  Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Risks Relating to the Industry

Oil and Gas Exploration

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas.  There can be no assurance that we will establish commercial discoveries on any of our properties.

Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competitiveness of Oil and Gas Industry

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.  There can be no assurance that the necessary funds can be raised or that any projected work will be completed.

Fluctuating Price and Demand

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control.

These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Comprehensive Regulation of Oil and Gas Industry

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  No assurance can be given that environmental standards imposed by federal, provincial, or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Environmental Regulations

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, it is not fully insured against all environmental risks.

Risks Associated with Drilling

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

Government Regulation/Administrative Practices

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our Company.  Any or all of these situations may have a negative impact on our ability to operate and/or become profitable.

Item 2. Description of Property.

We hold a 15% interest, after payout, in an oil and gas property in the Smoky area near Grande Prairie, Alberta, Canada.  One well has been drilled on the property and is awaiting completion and undergoing testing.  At the date hereof, we have not ascertained the status of any oil and gas reserves which may be recoverable from the well.

Our principal executive office is located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, month to month.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

On January 29, 2002, a majority of our shareholders approved an Agreement and Plan of Merger with Nation Energy Inc., a Wyoming corporation in order to relocate our domicile of incorporation from the State of Delaware to the State of Wyoming.  At the time of the consent of the shareholders we had 11,020,000 common shares issued and outstanding.  Shareholders holding 6,532,000, or 59%, of our common shares provided their approval to the proposed merger.  The proposed merger has not yet become effective as we are in the process of disseminating an Information Statement on Schedule 14C to our shareholders.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "NEGY".  Prior to March 13, 2000, our common stock traded on the OTC Bulletin Board under the symbol "XCNT", which was a result of a change in our name from Excalibur Contracting, Inc. to our current name.  The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2000	$2.375	$0.75
December 31, 2000	$2.00	$0.51
March 31, 2001	$1.10	$0.90
June 30, 2001	$0.93	$0.83
September 30, 2001	$0.90	$0.80
December 31, 2001	$0.51	$0.30
March 31, 2002	$0.90	$0.25

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

As of June 21, 2002, we had 16,020,000 shares of common stock outstanding and approximately 18 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception.  We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.  Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Year Ended March 31, 2002

On March 20, 2002 we issued an aggregate of 5,000,000 shares of common stock to an accredited investor.  The shares were issued in a transaction that was private in nature, in reliance upon Section 4(2) and Rule 506 promulgated under the Securities Act of 1933.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1.  Description of Business".

Results of Operations

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001 (Restated)

We incurred a net loss of $2,779,131 for the fiscal year ended March 31, 2002 compared to a net loss of $846,195 for the year ended March 31, 2001.  The net loss per common share for the fiscal year ended March 31, 2002 was $0.25, compared to a net loss per common share of $0.10 for the year ended March 31, 2001.  The increased loss is due primarily to losses incurred in the further writedown of unproved oil and gas properties.  For the year ended March 31, 2002, we wrote down $1,370,678 in unproved oil and gas properties, compared to a write-down of $738,675 for the year ended March 31, 2001. We have written down our entire interest in the oil and gas leases located in the Greater Trona area of Sweetwater County, Wyoming.

Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.

Investment

As at March 31, 2002, we have invested a total of $1,743,518 under the Farm-in agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses and has not generated profitable operations since inception.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.  As of March 31, 2002 and March 31, 2001, our cash and cash equivalent balances were $1,385,254 and $2,292,340, respectively.  We anticipate that we will not require any additional financing in order to fund our obligations under the Farm-in agreement.  Should we require additional financing, we would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

Our material commitments for capital expenditures are limited to the Farm-in with Olympia Energy for the development of the Bolton Prospect.

On December 4, 2001 we announced a private placement of 5,000,000 shares at $0.20 per share for gross proceeds of $1,000,000.  The proceeds of the private placement will be used to fund our obligations under the Farm-in agreement for the Bolton Prospect. On March 20, 2002, the Company issued these shares. The fair market value of the stock on that date was $0.45. The difference between the fair market value and the issue price was recorded as stock compensation expense of $1,250,000.

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

Plan of Operation for the 12 Months ending March 31, 2003

Our primary objective over the 12 months ending March 31, 2003, will be to continue to participate in the Farm-in agreement with Olympia Energy Inc. in regards to the development of the Bolton Prospect.

Cash Requirements

We anticipate that we may require financing from unrelated third parties in order to continue our operations and fund our capital commitments under the Farm-in agreement.  We anticipate that we will have sufficient capital to fund our ongoing operations and capital expenditure commitments to March 31, 2003.  However, we may be required to raise additional financing for a particular business opportunity.  We would likely seek to secure any additional financing necessary through a private placement of our common stock.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2003.

Employees

Over the twelve months ending March 31, 2003, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our directors and officers.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Nation Energy, Inc.
As of March 31, 2002 and for the
Years Ended March 31, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Nation Energy, Inc.

We have audited the accompanying balance sheet of Nation Energy, Inc. as of March 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2002, and the results of its operations, and its cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 8 to the financial statements, the Company has restated the financial statements as of March 31, 2001 to correct for an error in recording contributed services and an asset impairment.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 28, 2002

Nation Energy, Inc.
Balance Sheet
March 31, 2002

ASSETS

Current assets:
Cash	$ 1,385,254
Prepaid expenses	5,118
1,390,372

Unproved oil and gas properties - full cost method	1,743,518

$ 3,133,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 13,733
Accounts payable - related party	13,827
27,560

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(3,778,070)
3,106,330

$ 3,133,890

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Operations
For the Year Ended

		March 31, 2001
	March 31, 2002	(restated)

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	194,154	107,520
Stock compensation expense	1,250,000	-
Write down of unproved oil and gas properties	1,370,678	738,675
Total costs and expenses	2,814,832	846,195

Other income (expense)
Interest income	35,701	-

Net (loss)	$ (2,779,131)	$ (846,195)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	11,184,384	8,127,240

Net (loss) per common share - basic and diluted	$ (0.25)	$ (0.10)

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statement of Changes in Stockholders' Equity

	Common Stock		Additional	Common		Total
	Number of		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscriptions	(Deficit)	Equity

Balance March 31, 2000	7,170,000	$ 7,170	$ 762,230	$ 3,500,000	$ (152,744)	$ 4,116,656

Common stock subscribed
for at $1.00 per share	-	-	-	350,000	-	350,000

Contribution of services by
related party	-	-	15,000	-	-	15,000

Issuance of common stock
subscribed for	3,850,000	3,850	3,846,150	(3,850,000)	-	-

Net (loss) for the year	-	-	-	-	(846,195)	(846,195)

Balance March 31, 2001	11,020,000	11,020	4,623,380	-	(998,939)	3,635,461

Issuance of common stock
at $0.45 per share	5,000,000	5,000	2,245,000	-	-	2,250,000

Net (loss) for the year	-	-	-	-	(2,779,131)	(2,779,131)

Balance March 31, 2002	16,020,000	$16,020	$6,868,380	$ -	$(3,778,070)	$ 3,106,330

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Cash Flows
For the Year Ended

		March 31, 2001
	March 31, 2002	(restated)

Cash flows from operating activities:
Net (loss)	$ (2,779,131)	$ (846,195)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Contribution of services recorded as additional paid-in capital	-	15,000
Stock compensation expense	1,250,000	-
Write down of unproven oil and gas properties	1,370,678	738,675
Decrease (increase) in prepaid expenses	(5,118)	100,632
Increase in accounts payable	1,403	3,127
Increase (decrease) in accounts payable - related party	(1,400)	15,227
Net cash provided by (used in) operating activities	(163,568)	26,466

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(1,743,518)	(1,978,475)
Net cash (used in) investing activities	(1,743,518)	(1,978,475)

Cash flows from financing activities:
Proceeds from common stock issuances	1,000,000	350,000
Net cash provided by financing activities	1,000,000	350,000

Net (decrease) in cash	(907,086)	(1,602,009)

Beginning cash	2,292,340	3,894,349

Ending cash	$ 1,385,254	$ 2,292,340

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000.  The Company is an oil and gas drilling company in the exploration stage and currently has no operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2002.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share."  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized.  Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2002, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off.  On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment.  The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information".  Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

During 2001 the Company adopted a stock option plan.  The Company has reserved a total of 2,500,000 shares of common stock related to their stock option plan.  As of March 31, 2002, the Company had granted 225,000 stock options.

The Company has issued its common stock as compensation to non-employees.  The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142.  The Company has applied the provisions of both SFAS 141 and 142 to the financial statements for the year ended March 31, 2002.  The adoption of SFAS 141 and 142 did not have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Changes in Presentation of Comparative Financial Statements

The accompanying financial statements for the year ended March 31, 2001 have been restated to reflect certain reclassifications to be consistent with current year presentation.

Note 2.  UNPROVED OIL AND GAS PROPERTIES

On November 21, 2001, the Company entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in") under which the Company will share the development costs and revenues for a natural gas project in the smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in the Company will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2002:

Development costs	$1,743,518

Drilling costs for the Bolton Prospect are estimated to be $7,000,000.  Drilling on an initial well began on November 13, 2001, and was expected to take approximately 120 days.  The well was drilled to a total depth of 4,830 meters in March 2002 and has been logged.  The well is currently undergoing completion and testing.  The Company has not ascertained the status of any oil and gas reserves, which may be recoverable from the well.  As of March 31, 2002, the Company had advanced a total of $1,743,518 under the Farm-in agreement with Olympia Energy, Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.

The Company was actively involved in one project during the year ended March 31, 2001, in the Greater Trona Prospect located in southeastern Wyoming.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2001:

Acquisition of unproved properties	$ 401,290
Exploration costs	830,621
Development costs	944,442
Less asset impairments: 2000	(67,000)
Less asset impairments: 2001	(738,675)
$ 1,370,678

The initial principal activity for the Company was the securing of oil and gas exploration contracts and joint ventures in the Greater Trona Area, Wyoming. On August 11, 1999, the Company signed a letter of intent with Saurus Resources Inc., giving the Company the option to enter into a joint venture with Saurus under which the Company may acquire up to 50% of the profits resulting from oil and gas development by the venture in the Greater Trona Area prospect, located in southwest Wyoming. Saurus currently has an interest in 11,960 acres and is negotiating to acquire an interest in an additional 10,155 acres in the Greater Trona Area prospect. Under the terms of the letter, the Company paid for a study reporting on the economic and geologic merits of the Trona venture and had until September 15, 1999 to enter into a joint venture with Saurus.  The Company elected to proceed with the joint venture.

As of December 31, 2000 the Company had participated in the drilling of 23 wells in the Greater Trona area. During February 2001, the Company hired an independent engineer to evaluate the Greater Trona project.  Based on the recommendations in this report, the Company negotiated a sale of its interests in the Greater Trona area to VRD Inc. This agreement was signed on February 28 2001. The Company attempted to obtain the approval of the shareholders of the transactions contemplated in the Purchase and Sale Agreement with VRD, Inc.  The Company obtained clearance from the SEC to distribute the Schedule 14A to the shareholders on September 26, 2001; however, by the time of the SEC clearance, the Purchase and Sale Agreement had expired in accordance with its terms and VRD, Inc. was unwilling to proceed with the transaction.

The Board of Directors concluded that as of March 31, 2001 there was an asset impairment related to the unproved oil and gas properties related to drilling activities within the Greater Trona Area.  For the year ended March 31, 2001 the Company wrote down drilling costs of $738,675 (See Note 8).

The Company entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which the Company disposed of any and all interests that it held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  As a result, the Company wrote off the remaining value, $1,370,678, of the properties during the year ended March 31, 2002.

Note 3.  CONCENTRATIONS OF CREDIT RISK

The Company’s funds in U.S. banks are federally insured up to $100,000.  As of March 31, 2002, the funds deposited exceed this insured amount by $290,963.  In addition, the Company has deposits in a Canadian bank of $994,291 at March 31, 2002.

Note 4.  STOCKHOLDERS’ EQUITY

The Company began a private placement on March 1, 2000.  The private placement offered 4,500,000 shares of common stock at a price of $1.00 per share.  The private placement closed on January 22, 2001 with a total of 3,850,000 shares subscribed.  The subscribed shares were also issued during January 2001.

The Company has received services from a related party with an estimated value of $15,000 for the year ended March 31, 2001.  The Company has recorded the value of the services received as a charge to operations and as additional paid-in capital.

On March 20, 2002, the Company issued 5,000,000 shares of its common stock at a price of $0.20 per share through a private placement.  The fair market value of the stock on that date was $0.45.  The difference between the fair market value and the issue price was recorded as stock compensation expense of $1,250,000.

Note 5.  STOCK BASED COMPENSATION

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 2,500,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the common stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted.  As of March 31, 2002, 225,000 options have been granted to employees.

Summarized information relative to the Company’s stock option plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2001	-	$ -
Granted	225,000	1.00
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2002	225,000	$1.00

The option for 225,000 shares expires in 2006.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.  The fair values of the options granted during the year ended March 31, 2002, are estimated at $0.30 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 30%, a risk-free interest rate of 5.0%, and expected lives of 5 years from date of vesting.

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted.  The Company’s pro forma information is as follows:

Pro forma net (loss)	$(2,847,000)
Pro forma (loss) per share –
Basic and diluted	$(0.25)

Note 6.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method.  SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect

Net operating loss carryforward	$3,778,000	$1,284,500

The net operating loss carryforward will expire through 2022.  The deferred tax asset has been fully reserved at March 31, 2002.  The change in the valuation allowance during the year ended March 31, 2002 was $944,900.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss.  The net operating loss negates any provision for income taxes.

Note 7. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company incurred expenses of $5,000 on quarterly basis for administrative services provided by a related party.  The Company recorded $15,000, as additional paid-in capital related to this agreement.  In January 2001, the Company entered into a verbal agreement with the related party to receive administrative services on a month to month basis for monthly payments of $3,000 plus reimbursement of direct costs.  At March 31, 2002 the Company has accrued $13,827 of expense related to this agreement.

In March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month to month basis for $1,200.

The Company had a subscription for 3,000,000 shares of its common stock at $1.00 per share from a company of which an officer and director of Nation Energy is also a director. The subscription was converted into common stock during January 2001.

Note 8. CORRECTION OF AN ERROR

The accompanying financial statements for the year ended March 31, 2001 have been restated to correct an error in recording services contributed by a related party and an asset impairment related to the Company’s unproved oil and gas properties.  The value of the services provided by the related party was estimated at $15,000.  The asset impairment was estimated to be $738,675.  The effect of the restatement was to decrease net income by $753,675.  The effect on net (loss) per common share was to increase net (loss) per common share from $(0.01) to $(0.10).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at June 21, 2002, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Donald A. Sharpe	President, Chief Executive Officer and Director	44	June 4, 1999
John R. Hislop	Chairman of the Board, Vice-President, Chief Financial Officer, Secretary and Director	49	June 4, 1999

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Donald A. Sharpe, President, Chief Executive Officer and Director

Mr. Sharpe has been President, CEO and a director of our company since June 1999.  As President, CEO and a member of the board of directors since 1997 of Netco Energy Inc. (formerly known as Green River Holdings, Inc.), a public company located in Vancouver, British Columbia, Mr. Sharpe oversaw the reorganization and initial financing of that company.  Mr. Sharpe was responsible for the negotiations and completion of Netco Energy's farm-in arrangement that resulted in the acquisition of the oil and gas interests in more than 64,000 acres in the Green River basin of Wyoming.  Prior to his tenure at Netco Energy, Mr. Sharpe was president and a director of JABA Inc., of Vancouver, British Columbia, from April 1995 to November 1997.  As president, Mr. Sharpe was responsible for the administration of the public company, coordination of the financing and the filing of a plan of reactivation which the company used to begin trading on the Alberta Stock Exchange.  Mr. Sharpe was also responsible for securing joint venture partners for JABA’sprojects in the Southwestern U.S. and Northern Mexico.  From 1981 to 1994, Mr. Sharpe was a Geophysicist with Suncor Inc., of Calgary, Alberta where Mr. Sharpe held positions of increasing responsibility in the areas of exploration, management and marketing.

Over the past five years Mr. Sharpe has been a director of the following companies: Capital Charter Corp. from November 1998 to March 2000, UKT Recycling Technologies Inc. from November 1994 to January 1999 (Mr. Sharpe was also Chairman from January 1996 to January 1999 and CEO from January 1996 to January 1998), Velvet Exploration Company, Ltd. from November 1996 to November 1998, Patriot Capital Corp. since June 1999 (Mr. Sharpe has also been the President and CEO since 1999), Daybreak Resources Corp. since April 1999, Gemini Energy Corp. since October 2000 (Mr. Sharpe has also been President since 2000), and Empress Capital Corp. from April 1999 to May 2000 (Mr. Sharpe was also President and CEO during that term).  Mr. Sharpe received his B.Sc. in Geophysics from the University of British Columbia and Certificate in Business Management from the University of Calgary.

John R. Hislop, Chairman of the Board, Vice-President, Chief Financial Officer, Secretary and Director

Mr. Hislop has been Chairman, Vice President, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  He is currently a director of Cubix Investments, Ltd. (formerly named Cubix Investments Inc..), a holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as President of Cubix Investments, Inc. from February 1994 to February 2001.  In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. (formerly known as Arrowhead Minerals Corp.) since March 1995 (Mr. Hislop also served as President from March 1997 to January 1998), Ultra Petroleum Corp. from March 1993 to January 2001 (Mr. Hislop also served as CFO from December 1994 to December 1997), Rio Amarillo Mining Ltd. prior to April 1994, Spectrum Resources, Ltd. from September 1996 to November 1997, Luxmatic Technologies N.V. since October 1997 (Mr. Hislop has also served as President since 1997), KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as President, Secretary, CEO and CFO from July 1997 to August 1997), Ultra Holdings Inc. since July 1999 (Mr. Hislop also has served as President since July 1999), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000, Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) since June 1999, and Patriot Capital Corp. since April 1999.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last fiscal year.  There are no other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Donald Sharpe President, CEO and Director	2002	$Nil	Nil	$1,255(1)	150,000(2)	Nil	Nil

(1) March 1, 2002, a verbal arrangement became effective with Mr. Sharpe to receive remuneration in the amount of Cdn $2,000 per month for services rendered. This arrangement is between the Company and D. Sharpe Management a private management company wholly owned by Mr. Sharpe.

(2) On July 20, 2001, we granted 150,000 stock options to Mr. Sharpe, with each option entitling Mr. Sharpe to purchase one common share at an exercise price of $1.00 per common share up to July 20, 2006.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

We have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non‑cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2002 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICER
IN THE YEAR ENDED MARCH 31, 2002

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Donald Sharpe	150,000	60%	$1.00	July 20, 2006
John Hislop	75,000	40%	$1.00	July 20, 2006

(1)     The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended March 31, 2002 was 225,000.

VALUE OF THE OPTIONS GRANTED IN THE YEAR ENDED MARCH 31, 2002

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as March 31, 2002 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at March 31, 2002 Exercisable / Unexercisable(1)
Donald Sharpe	Nil	Nil	150,000 exercisable	Nil
John Hislop	Nil	Nil	75,000 exercisable	Nil

(1) The closing price on March 31, 2002 was $0.85.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2002.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2002.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of March 31, 2002, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Jeffrey L. Taylor 500 N. Rainbow Blvd., Suite 300 Las Vegas, NV 89107	2,512,800	16.7%
Cubix Investments Ltd.(2) Suite 1100, 609 West Hastings Street Vancouver, BC Canada V6B 4W4	5,000,000	31.2%
Sextan Capital, Inc.(2) Suite 1100, 609 West Hastings Street Vancouver, BC Canada V6B 4W4	3,000,000	18.7%
Donald Sharpe	150,000	1.0%
John Hislop	75,000	0.6%
Directors and Executive Officers as a Group	250,000	1.6%

(1)     Based on 16,020,000 shares of common stock issued and outstanding as of March 31, 2002.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)     Sextan Capital, Inc. is a wholly-owned subsidiary of Cubix Investments, Ltd.  John Hislop, our Chairman, Vice-President, Chief Financial Officer, Secretary and director, is a director of Cubix Investments, Ltd.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. We receive administrative services and back office support under an oral administrative service agreement with Caravel Management Corp., pursuant to which we are charged $3,000 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our Chairman, Secretary and Chief Financial Officer.  The agreement with Caravel Management Corp. is on a month to month basis.

We have entered into an oral management services agreement with D. Sharpe Management to which we are charged $2,000 Cdn per month for Mr. Sharpe's management services. This agreement became effective March 1, 2002 and is on a month to month basis.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On November 29, 2001, we filed a current report on Form 8-K announcing that we had entered into the Farm-in Agreement with Olympia Energy, Inc. pursuant to which we will share the development costs and profits in a new natural gas project in the Smoky area of Alberta.  We finalized the agreement on November 27, 2001.

On December 5, 2001, we filed a current report on Form 8-K announcing a private placement of 5,000,000 shares at $0.20 per share for total proceeds of $1,000,000.

On March 26, 2002, we filed a current report on Form 8-K announcing an update on the Meota Olympia et al Bolton well located at 09-09-59-02-W6M.

Financial Statements Filed as Part of the Annual Report

The following Financial Statements pertaining to Nation Energy are filed as part of this annual report:

Independent Auditors' Report
Balance Sheet
Statements of Operations
Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(2)          Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1         Purchase and Sale Agreement dated February 28, 2001 (incorporated by reference from our Consent Solicitation Statement on Schedule 14A filed with the SEC on April 26, 2001)

(3)          Articles of Incorporation/Bylaws

3.1         Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

3.2         Certificate of Amendment of Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

3.3         Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

(10)          Material Contracts

10.1         Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2         1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.3         Quitclaim Release and Assumption Agreement with Saurus Resources, Inc. and VRD, Inc., dated December 6, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on  February 14, 2002).

10.4         Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.
a Delaware corporation

/s/ Donald Sharpe
______________________________
By: Donald Sharpe, President, CEO
and Director

Date: June 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Donald Sharpe
_____________________________________
Donald Sharpe, President,
Chief Executive Officer and Director

Date: June 29, 2002

/s/ John Hislop
_____________________________________
John Hislop,  Chairman of the Board,
Chief Financial Officer and Director

Date: June 29, 2002