Form 10QSB
period 2002-06-30
NATION ENERGY INC
filed 2002-08-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

Commission file number    000-30193

Nation Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

59-2887569
(IRS Employer Identification No.)

Suite 1100 - 609 West Hastings Street
Vancouver, BC, Canada V6B 4W4
(Address of principal executive offices)

(800) 400-3969
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,020,000 common shares outstanding as of August 1, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nation Energy, Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 14, 2002

“John R. Hislop”

John R Hislop, Director of Nation Energy, Inc.

Nation Energy, Inc. Balance Sheet
June 30, 2002
(unaudited)

ASSETS

Current assets:
Cash	$ 819,107
Prepaid expenses	5,087
Total current assets	824,194

Unproved oil and gas properties - full cost method	2,306,451

$ 3,130,645

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 9,038
Accounts payable - related party	27,796
Total current liabilities	36,834

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(3,804,131)
3,080,269

Other comprehensive income:
Currency translation adjustment	13,542
3,093,811

$ 3,130,645

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(unaudited)

		For the Three
	For the Three	Months Ended
	Months Ended	June 30, 2001
	June 30, 2002	(Restated)

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	26,990	86,712
Total costs and expenses	26,990	86,712

Other income (expense)
Interest income	929	21,369

Net (loss)	(26,061)	(65,343)

Other comprehensive income:
Foreign currency translation adjustment	13,542	-

Comprehensive (loss)	$ (12,519)	$ (65,343)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	11,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(unaudited)

		For the Three
	For the Three	Months Ended
	Months Ended	June 30, 2001
	June 30, 2002	(Restated)

Cash flows from operating activities:
Net cash (used in) operations	$ (3,214)	$ (3,606)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(562,933)	-
Net cash (used in) investing activities	(562,933)	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) in cash	(566,147)	(3,606)

Beginning cash	1,385,254	2,292,340

Ending cash	$ 819,107	$ 2,288,734

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Notes to Financial Statements
June 30, 2002
(unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.   For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of and for the two years ended March 31, 2002.

Restatement

In September 2001, the Company restated its previously reported unaudited financial statements as of and for the three months ended June 30, 2001.  The carrying value of the unproved oil and gas properties changed from $2,169,353 to $1,370,678 due to an asset impairment recorded during the year ended March 31, 2001.

Note 2:  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3.  Comprehensive Income

The Company follows SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Note 4.  Foreign Currency Translation

The Company has one Canadian Dollar bank account.  The cash account and related expenses are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ equity as comprehensive income.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Nation Energy" mean Nation Energy, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

Business of Nation Energy, Inc.

We are an oil and gas exploration stage company with interests in properties located in Alberta, Canada.  Nation Energy is a Delaware corporation with its business offices located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia.  Our telephone number is (800) 400-3969.

Corporate History

We were formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998, we conducted no business and existed as a shell corporation.  Since the restatement of our Articles of Incorporation on September 16, 1998, our main focus has been the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.   Following the change in our focus, we commenced corporate strategic development and have explored potential oil and gas projects.  Though we reviewed potential participation in several oil and gas projects in the Rocky Mountain region, we have entered into only one agreement as of this date for the exploration of oil and gas properties in that region.  This agreement was the Joint Operating Agreement with Saurus Resources, Inc., dated December 1, 1999, which was attached as an exhibit to our Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000 and was described in detail in that filing.

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

Because of the poor operating results under the Joint Operating Agreement, we began to explore other alternatives to this arrangement.  On February 28, 2001 we entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which we agreed to sell to VRD, Inc. all of our interest in our oil and gas leases in the Greater Trona Area, all right, title and interest in and to all of the personal property, fixtures and improvements appurtenant to the such leases, and all of our rights under the Joint Operating Agreement with Saurus Resources.  The rights that were to be sold included the right to participate in the drilling, completion, tie-in and production of wells within the contract area.  In consideration for the sale, we were to receive $2,165,780 in cash from VRD, Inc. and we were to retain certain royalty interests.

We attempted to obtain the approval of our shareholders of the transactions contemplated in the Purchase and Sale Agreement with VRD, Inc..  The details of this transaction and the reasons for the sale were described in detail in our Consent Solicitation Statement on Schedule 14A, which was filed on April 26, 2001 and subsequently amended by a filing made June 28, 2001.  We obtained clearance from the SEC to distribute the Schedule 14A to our shareholders on September 26, 2001.  However, by the time we received SEC clearance, the Purchase and Sale Agreement had expired in accordance with its terms and VRD, Inc. was unwilling to proceed with the transaction.

We entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which we disposed of any and all interests that we held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  We felt that it was in the best interests of our company given our potential liability under the oil and gas leases and the fact that it was unlikely that the properties in question had any realizable value.  We wrote off the remaining value of the properties.

Our Current Business

On November 21, 2001, we entered into a Farm-in Agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN$11,000,000.  Drilling on an initial well at 09-09-59-02-W6M began on November 13, 2001 and was expected to take approximately 120 days.  The well was drilled to a total depth of 4830 meters in March 2002, and has been logged.  The well is currently undergoing completion and testing.

Management is of the view that the Bolton Prospect has a very good potential for substantial recoverable gas.  The Smoky area has existing infrastructure facilities and pipelines and there is currently production within 5 miles of the Bolton Prospect area.

Our primary objective over the 12 months ending June 30, 2003, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months.

Results of Operations

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

We incurred a net operating loss of $(26,061), foreign currency translation created comprehensive income of $13,542 resulting in a net comprehensive loss of $(12,519) for the three months ended June 30, 2002, compared to a net loss of $(65,343) for the three months ended June 30, 2001.  The net loss per common share for the three months ended June 30, 2002 was $0.00, compared to a net loss per common share of $0.01 for the three months ended June 30, 2001.  The decreased loss is due primarily to a decrease in legal fees incurred for the period ending June 30, 2002 over the same period in the prior year.

Discussion and analysis related to significant operating activities undertaken during the three months ended June 30, 2002 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.

Investment

As at June 30, 2002, we have invested a total of $2,306,451 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.  As of June 30, 2002 and June 30, 2001, our cash and cash equivalent balances were $819,107 and $2,288,734, respectively.  We anticipate that we will not require any additional financing in order to fund our obligations under the Farm-in Agreement.  Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock.

Our material commitments for capital expenditures are limited to the Farm-in Agreement with Olympia Energy for the development of the Bolton Prospect.

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

Plan of Operation

Our primary objective over the twelve months ending June 30, 2003, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. with respect to the development of the Bolton Prospect.

Cash Requirements

We anticipate that we may require financing from unrelated third parties in order to continue our operations and fund our capital commitments under the Farm-in Agreement.  At this time, we anticipate that we will have sufficient capital to fund our ongoing operations and capital expenditure commitments to June 30, 2003.  However, we may be required to raise additional financing for a particular business opportunity.  We would likely seek to secure any additional financing necessary through a private placement of our common stock.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending June 30, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2003.

Employees

Over the twelve months ending June 30, 2003, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our directors and officers.

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

Lack of Financial Resources

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely.  We have limited financial resources and limited cash flow from operations and we are dependent on our ability to sell our common shares, primarily on a private placement basis, in order to raise any necessary additional financing.  There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.  The method of financing employed by us to date will result in increased dilution to the existing shareholders each time a private placement is conducted.

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

Financial Considerations

A decision as to whether our properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depends upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both.  This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control.

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

Currency Fluctuations

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations.  Such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.  During the three months ended June 30, 2002 the Company recorded comprehensive income of $13,542 resulting from foreign currency translation.

Need to Manage Growth

In the event that our properties commence production, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas.  There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems and controls.  If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

Dependence on Meota Resources Corp.

Under the Farm-in Agreement, Meota Resources Corp. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest in the Smoky area under the Farm-in Agreement.  We are therefore dependent upon the expertise of Meota Resources Corp. in the area of oil and gas exploration.

Conflicts of Interest

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between our company and management of our company might arise.

"Penny Stock" Rules May Restrict the Market for Our Shares

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

Phase Out of the OTC Bulletin Board (OTCBB)

Nasdaq has proposed phasing out the OTCBB and replacing it with the BBX Exchange.  The BBX Exchange will have qualitative listing requirements and we will be required to file a listing application in order to have our shares of common stock listed for trading on the BBX Exchange.  If we are unable to obtain a listing on the BBX Exchange and the OTCBB is phased out as planned, there may be no market for our common stock and you may have difficulty reselling any shares of our common stock that you may own.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Delaware law or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital to be profitable or viable.

Comprehensive Regulation of Oil and Gas Industry

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  No assurance can be given that environmental standards imposed by federal, provincial or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus having an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

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

Our operating partners maintain insurance coverage customary to the industry; however, our operating partners are not fully insured against all environmental risks.

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

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on our company.  Any or all of these situations may have a negative impact on our ability to operate and/or become profitable.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 19, 2002 we filed a preliminary information statement on Schedule 14C, as amended, in regards to our proposed merger and re-domicile to Wyoming.  Please refer to the Schedule 14C information statement for further information. Copies of this document, and all of our other SEC filings, are available on the SEC's EDGAR database at www.sec.gov  or by calling our secretary at 800.400.3969.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our unaudited interim financial statements include:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(2)

Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1 Purchase and Sale Agreement dated February 28, 2001 (incorporated by reference from our Consent Solicitation Statement on Schedule 14A, filed on April 26, 2001)

(3)

Articles of Incorporation and By-laws

3.1 Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 31, 2000)

3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 31, 2000)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 31, 2000)

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

10.5         Management Services Agreement with D. Sharpe Management Inc., dated July 1, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By: “Donald Sharpe”
Donald Sharpe, President and Chief Executive Officer /Director
Date: August 9, 2002

By: “John R Hislop”
John Hislop, Chairman of the Board and Chief Financial Officer/Director
Date: August 14, 2002