Form 10QSB
period 2002-09-30
NATION ENERGY INC
filed 2002-11-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

16,020,000 common shares outstanding as of November 1, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nation Energy, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date:  November 14, 2002

“John R. Hislop”
John R Hislop, Director of Nation Energy, Inc.

Nation Energy, Inc.
Balance Sheet
September 30, 2002
(Unaudited)

ASSETS

Current assets:
Cash	$ 765,881
Prepaid expenses	5,056
Total current assets	770,937

Unproved oil and gas properties - full cost method	2,596,440

$ 3,367,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 294,479
Accounts payable - related party	11,638
Total current liabilities	306,117

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(3,822,609)
3,061,791

Other comprehensive income:
Currency translation adjustment	(531)
3,061,260

$ 3,367,377

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenue:	$ -	$ -	$ -	$ -

Costs and expenses:
General, selling and administrative	19,437	38,793	46,427	125,506
Total costs and expenses	19,437	38,793	46,427	125,506

Other income (expense)
Interest income	960	14,113	1,889	35,482

Net (loss)	(18,477)	(24,680)	(44,538)	(90,024)

Other comprehensive income:
Foreign currency translation adjustment	(13,011)	-	531	-

Comprehensive (loss)	$ (31,488)	$ (24,680)	$ (44,007)	$ (90,024)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	11,020,000	16,020,000	11,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2002	September 30, 2001

Cash flows from operating activities:	$ (45,069)	$ (90,024)
Net (loss)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities
(Increase) in prepaid expenses	62	-
Increase (decrease) in accounts payable	278,557	(7,286)
Net cash (used in) operating activities	233,550	(97,310)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(852,922)	-
Net cash (used in) investing activities	(852,922)	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) in cash	(619,372)	(97,310)

Beginning cash	1,385,254	2,292,340

Ending cash	$ 765,881	$ 2,195,030

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Notes to Financial Statements
September 30, 2002
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

Our Current Business

On November 21, 2001, we entered into a Farm-in Agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect were estimated to be CDN$11,000,000.  Drilling on an initial well at 09-09-59-02-W6M began on November 13, 2001 and was expected to take approximately 120 days.  The well was drilled to a total depth of 4830 meters in March 2002, and has been logged.  A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water. Various attempts to shut off the salt water have been unsuccessful to date. The partners are currently discussing various possible programs to shut off the salt water. Nation is waiting on details of further completion programs, including anticipated costs, in order to decide whether it will participate in any further completion programs.  We expect to receive a detailed proposed completion program with anticipated costs by year-end.

Management is of the view that the Bolton Prospect still has good potential for substantial recoverable gas, but recognizes that the flow of salt water must be shut off or substantially reduced in order to be able to produce that gas. At this point we, with our  partners, are reviewing various options for completing this well and the company will decide on its course of action after reviewing these options.

Our primary objective over the 12 months ending September 30, 2003, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

We incurred a net operating loss of $(18,477), foreign currency translation created comprehensive loss of $(13,011) resulting in a net comprehensive loss of $(31,488) for the three months ended September 30, 2002, compared to a net loss of $(24,680) for the three months ended September 30, 2001.  The net loss per common share for the three months ended September 30, 2002 was $0.00, which remained unchanged from the three months ended September 30, 2001.  The decreased loss is due primarily to a decrease in general and administrative expenses incurred for the period ending September 30, 2002 over the same period in the prior year. Discussion and analysis related to significant operating activities undertaken during the three months ended September 30, 2002 is set out below.

Lack of Revenues

We have not generated any revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.  We generated $960 in income from interest during the three month period ended September 30, 2002, compared to $14,113 in interest income during the three month period ended September 30, 2001.

Investment

As of September 30, 2002, we have invested a total of $2,596,440 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $562,990 was expended  during the six month period ended September 30, 2002.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.  As of September 30, 2002 and September 30, 2001, our cash and cash equivalent balances were $765,881 and $2,195,030, respectively.  We anticipate that we will not require any additional financing in order to fund our obligations under the Farm-in Agreement.  Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock.

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

Plan of Operation

Our primary objective over the twelve months ending September 30, 2003, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. with respect to the development of the Bolton Prospect.

Cash Requirements

We anticipate that we may require financing from unrelated third parties in order to continue our operations and fund our capital commitments under the Farm-in Agreement.  At this time, we anticipate that we will have sufficient capital to fund our ongoing operations and capital expenditure commitments to September 30, 2003.  However, we may be required to raise additional financing for a particular business opportunity.  We would likely seek to secure any additional financing necessary through a private placement of our common stock.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending September 30, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2003.

Employees

Over the twelve months ending September 30, 2003, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our directors and officers.

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

Currency Fluctuations

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations.  Such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.  During the three months ended September 30, 2002 the Company recorded comprehensive income of $(13,011) resulting from foreign currency translation.  This netted with the first quarter foreign currency translation resulted in an aggregate loss of $531.

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

Future Dilution

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001 and the issuance of 5,000,000 shares of preferred stock, each with a par value of $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 30, 2002 we filed a definitive information statement on Schedule 14C, in regards to our proposed merger and re-domicile to Wyoming.  Please refer to the Schedule 14C information statement for further information.  Copies of this document, and all of our other SEC filings, are available on the SEC’s EDGAR database at www.sec.gov or by calling our secretary at 800.400.3969.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On August 14, 2002, we filed a Form 8-K Current Report advising that on August 14, 2002 we filed our Form 10-QSB quarterly report for the period ended June 30, 2002 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 302 of the Sarbanes-Oxley Act.

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

10.5         Management Services Agreement with D. Sharpe Management Inc., dated July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By:           ”Donald Sharpe”
Donald Sharpe, President and Chief Executive Officer /Director
Date:  November 14, 2002

By:           “John Hislop”
John Hislop, Chairman of the Board and Chief Financial Officer/Director
Date:  November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Sharpe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nation Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

     “Donald Sharpe”

Donald Sharpe
President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nation Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

      ”John Hislop”

John Hislop
Chairman and Chief Financial Officer