Form 10QSB
period 2002-12-31
NATION ENERGY INC
filed 2003-02-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
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

16,020,000 common shares outstanding as of February 1, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nation Energy, Inc.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: February 14, 2003

“John R. Hislop”

John R Hislop, Director of Nation Energy, Inc.

Nation Energy, Inc.
Balance Sheet
December 31, 2002
(Unaudited)

ASSETS

Current assets:
Cash	$ 506,033
Prepaid expenses	5,173
Total current assets	511,206

Unproved oil and gas properties - full cost method	1,401,801

$ 1,913,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 59,014
Accounts payable - related party	13,337
Total current liabilities	72,351

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(5,043,524)
1,840,876
Other comprehensive income (loss):
Currency translation adjustment	(220)
1,840,656

$ 1,913,007

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31 2002	December 31 2001	December 31 2002	December 31 2001

Revenue:	$ -	$ -	$ -	$ -

Costs and expenses:
General, selling and administrative	21,404	30,305	67,831	155,811
Write-down of oil and gas properties	1,200,000	1,370,678	1,200,000	1,370,678
Total costs and expenses	1,221,404	1,400,983	1,267,831	1,526,489

Other income (expense)
Interest income	489	-	2,378	35,482

Net (loss)	(1,220,915)	(1,400,983)	(1,265,453)	(1,491,007)

Other comprehensive income (expense)
Foreign currency translation adjustment	(751)	-	(220)	-

Comprehensive (loss)	$ (1,221,666)	$ (1,400,983)	$ (1,265,673)	$ (1,491,007)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	11,020,000	16,020,000	11,020,000

Net (loss) per common share - basic and diluted	$ (0.08)	$ (0.13)	$ (0.08)	$ (0.14)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net cash (used in) operating activities	$ (20,938)	$ (131,377)

Cash flows from investing activities:
Investment in unproved oil and gas properties	(858,283)	(606,205)
Net cash (used in) investing activities	(858,283)	(606,205)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) in cash	(879,221)	(737,582)

Beginning cash	1,385,254	2,292,340

Ending cash	$ 506,033	$ 1,554,758

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Notes to Financial Statements
December 31, 2002
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

Note 4. Unproved Oil and Gas Properties

During the nine months ended December 31, 2002 the Company invested $858,283 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties. As of December 31, 2002, management has determined that there was an impairment of their unproved oil and gas properties and, accordingly, has recognized an impairment loss of $1,200,000. The Company based their decision to recognize an impairment due to cost overruns compared to the approved Authorization for Expenditures.

Note 5. Foreign Currency Translation

The Company has one Canadian Dollar bank account. The cash account and related expenses are translated to U.S. Dollars using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ equity as comprehensive income (loss).

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

We held interests in 28 oil and gas leases located in the Great Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.  Under the Joint Operating Agreement, Saurus Resources was the operator of oil and gas exploration on the property covered by these leases and has certain rights and duties as the operator.  Our only material activities until recently had been related to our participation in exploration conducted under the Joint Operating Agreement with Saurus Resources.  To date, 24 test wells have been drilled and completed under the Joint Operating Agreement.  We advanced a total of approximately $2,167,000 under our agreement with Saurus Resources.  Operational difficulties in developing the test wells are largely responsible for greater than anticipated operating costs.  These difficulties include mineral precipitation in the well bore, which inhibits production.  The wells drilled to date have been perforated and hydraulically fractured; these geophysical traits make extraction of gas much more complicated and expensive than anticipated.  Poor weather and lack of available crews have also contributed to operational difficulties and greater expenses.  Despite the significantly greater exploration expenditures, there were no strong indications to date that the test wells or other potential wells within the interests held by us would produce sufficient gas to enable us to recover the exploration costs expended to date, let alone be profitable.

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

Our Current Business

On November 21, 2001, we entered into a Farm-in Agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect were estimated to be CDN$11,000,000.  Drilling on an initial well at 09-09-59-02-W6M began on November 13, 2001 and was expected to take approximately 120 days.  The well was drilled to a total depth of 4830 meters in March 2002, and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.  Various attempts to shut off the salt water have been unsuccessful to date.  Total costs incurred by Nation to date are $2,601,801.

Management is of the view that the Bolton Prospect still has good potential for substantial recoverable gas, but recognizes that the flow of salt water must be shut off or substantially reduced in order to be able to produce that gas.    The operator of the well has presented the partners; including Nation Energy, with a proposed program including further logging of the well and, if warranted, further production testing.  The estimated cost of the logging program is $133,580 and the estimated cost of the production testing is $454,840.  Nation Energy intends to participate in this proposed program.  The logging and testing program is expected to begin by March 15, 2003 and take approximately 30 days.  Our primary objective over the 12 months ending December 31, 2003, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

We incurred a net operating loss of $(1,220,915), foreign currency translation created comprehensive loss of $(751) resulting in a net comprehensive loss of $(1,221,666) for the three months ended December 31, 2002, compared to a net loss of $(1,400,983) for the three months ended December 31, 2001.  The net loss per common share for the three months ended December 31, 2002 was $(0.08), compared to a net loss per common share for the three months ended December 31, 2001 of $(0.13).  The decreased loss is due primarily to smaller write-downs of our oil and gas properties and to a decrease in general and administrative expenses incurred for the period ending December 31, 2002 over the same quarter in the prior year.

During the quarter ended December 31, 2002 we recorded a write-down of $1,200,000 in regards to our interest in the Bolton Prospect.  However, we remain of the view that the Bolton Prospect retains good potential for recoverable reserves and as a consequence we intend to continue to participate in the Farm-in Agreement with Olympia Energy Inc.

Discussion and analysis related to significant operating activities undertaken during the three months ended December 31, 2002 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.  We generated $489 in income from interest during the three month period ended December 31, 2002, compared no interest income during the three month period ended December 31, 2001.

Investment

As at December 31, 2002, we have invested a total of $2,601,801 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $858,283 was invested during the nine month period ended December 31, 2002.  However, given the results that we have received on the Bolton Prospect to date, we recorded the $1,200,000 write-down noted above, resulting in a net investment of $1,401,801 at December 31, 2002.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.  As of December 31, 2002, our cash and cash equivalent balances was $506,033.  We anticipate that we will not require any additional financing in order to fund our obligations under the Farm-in Agreement.  Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock.

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

Plan of Operation

Our primary objective over the twelve months ending December 31, 2003, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. with respect to the development of the Bolton Prospect.

Cash Requirements

We anticipate that we may require financing from third parties in order to continue our operations and fund our capital commitments under the Farm-in Agreement.  At this time, we anticipate that we will have sufficient capital to fund our ongoing operations and capital expenditure commitments to December 31, 2003.  However, we may be required to raise additional financing for a particular business opportunity.  We would likely seek to secure any additional financing necessary through a private placement of our common stock.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending December 31, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2003.

Employees

Over the twelve months ending December 31, 2003, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our directors and officers.

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

Lack of Financial Resources

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely.  We have limited financial resources and we are dependent on our ability to sell our common shares, primarily on a private placement basis, in order to raise any necessary additional financing.  There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.  The method of financing employed by us to date will result in increased dilution to the existing shareholders each time a private placement is conducted.

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

Currency Fluctuations

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations.  Such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.  During the three months ended December 31, 2002 the Company recorded comprehensive income (loss) of $(751) resulting from foreign currency translation.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On November 14, 2002, we filed a Form 8-K Current Report advising that on November 14, 2002 we filed our Form 10-QSB quarterly report for the period ended September 30, 2002 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 906 of the Sarbanes-Oxley Act.

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

NATION ENERGY, INC.

By: “Donald A Sharpe”
Donald Sharpe, President and Chief Executive Officer /Director
Date:  February 14, 2003

By: “John R. Hislop”
John Hislop, Chairman of the Board and Chief Financial Officer/Director
Date: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003

      ”John Hislop”

John Hislop
Chairman and Chief Financial Officer