Form 10KSB
period 2003-03-31
NATION ENERGY INC
filed 2003-06-30
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	March 31, 2003
______________________________
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	________________________ to ________________________

Commission file number: 0-30193

NATION ENERGY, INC.
______________________________
(Name of Small Business Issuer in its Charter)

Wyoming	59-2887569
______________________________	______________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1100 609 West Hastings Street Vancouver British Columbia	V6B 4W4
______________________________	______________________________
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (800) 400-3969

Securities registered pursuant to Section 12(b) of the Act:
Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
______________________________________
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

5,507,200 common shares @ $0.09(1) = $495,648

(1) Average of bid and ask closing prices on June 13, 2003.

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

16,020,000 common shares, $0.001 par value outstanding as of June 30, 2003.

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

Business of the Company

We are an oil and gas exploration stage company with interests in properties located in the Province of Alberta, Canada.  Nation Energy is a Wyoming corporation with its business offices located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia.  Our telephone number is (800) 400-3969.

Corporate History

We were formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998 we conducted no business and existed as a shell corporation.  After the restatement of our Articles of Incorporation on September 16, 1998, our main focus has been the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.  Pursuant to the change in our focus, we commenced corporate strategic development whereby we have been exploring potential oil and gas projects.  Though we reviewed potential participation in several oil and gas projects in the Rocky Mountain region we entered into only one agreement as of this date for the exploration of oil and gas properties in that region.  This agreement was the Joint Operating Agreement with Saurus Resources, Inc. dated December 1, 1999 which was attached as an exhibit to our Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000 and was described in detail in that filing.  On June 13, 2003 we merged from the State of Delaware with Nation Energy Inc., a corporation organized and existing under the laws of the State of Wyoming.

We held interests in 28 oil and gas leases located in the Great Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.  Under the Joint Operating Agreement, Saurus Resources was the operator of oil and gas exploration on the property covered by these leases and has certain rights and duties as the operator.   We advanced a total of approximately $2,167,000 under our agreement with Saurus Resources.  Operational difficulties in developing the test wells are largely responsible for greater than anticipated operating costs.  These difficulties include mineral precipitation in the well bore, which inhibits production.  The wells were perforated and hydraulically fractured; these geophysical traits make extraction of gas much more complicated and expensive than anticipated.

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

We entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which we disposed of any and all interests that we held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  We felt that this was in the best interests of the Company given our potential liability under the oil and gas leases and the fact that it was unlikely that the properties in question had any realizable value.  We wrote off the remaining value of the properties as of March 31, 2002.

Due to our current operations and their location in Alberta, Canada, we registered as an extra-provincial company in the province of Alberta on June 3, 2003.

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in") under which we will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the “Bolton Prospect”). Under the terms of the Farm-in we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect. Drilling costs for the Bolton Prospect were estimated to be CDN $11,000,000.

An initial well was drilled to a total depth of 4,830 meters in March 2002 and logged. During the fiscal year ended March 31, 2003, a completion program was attempted on the well, but the well flowed small amounts of gas and large amounts of salt water. Various attempts to shut off the salt water were unsuccessful. Testing has shown the Leduc formation to be non-productive, and the zone has been plugged and abandoned.

In March 2003 Nation participated in a testing program on the shallower Gething formation, which was producing gas on test. The Operator has shut-in the well for Spring break-up and intends to resume testing the Gething and other potentially productive zones by August 2003. Additional costs to test these zones are estimated to be $400,000. Total costs incurred by Nation for the Bolton Prospect to date are $2,870,902. We believe that there are economically recoverable reserves at the Bolton Prospect. However, we do not believe that we will be able to recover the full amount of our investment and, accordingly, have recognized a write down of our unproven oil and gas properties of $2,370,902 for the year ended March 31, 2003.

Our primary objective over the 12 months ending March 31, 2004, will be to continue to participate in the Farm-in with Olympia Energy Inc. We intend to participate in, and develop, further wells on the Bolton Prospect, based upon the results that we receive from the initial well.

We do not foresee hiring any additional employees in the next twelve months.  We do not intend to purchase any significant equipment over the twelve months ending March 31, 2004.  Any monies raised by us will first be expended pursuant to our obligations under the Farm-in agreement.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months.

RISK FACTORS

Much of the information included in this Form 10-KSB includes or is based upon estimates, projections or other "forward looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

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

A portion of our interest in our properties may be lost if we are unable to obtain significant additional financing.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely.  We have limited financial resources and negative cash flow from operations and we are dependent on our ability to sell our common shares, primarily on a private placement basis.  There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.  The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any applicable agreements.  Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

We will require substantial funds to enable us to decide whether our properties contain commercial oil and gas deposits and whether they should be brought into production, and if we cannot raise the necessary funds we may never be able to realize the potential of our properties.

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

We have obtained title reports, but these reports do not guarantee title against all possible claims.  Our properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected, resulting in a possible claim against any future revenues generated by such properties.

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

Our accounts are subject to currency fluctuations which may materially affect our financial position and results.

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

We may not be able to manage the significant strains that future growth may place on our administration infrastructure, systems and controls.

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

The loss of Donald Sharpe would have an adverse impact on future development and could impair our ability to succeed.

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

We are dependent upon Olympia Energy Inc.’s expertise in the area of oil and gas exploration.

Under the Farm-in Agreement, Olympia Energy Inc. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest under the Farm-in Agreement and we are therefore dependent upon Olympia Energy Inc. expertise in the area of oil and gas exploration.

Our management currently engages in other oil and gas businesses and, as a result, conflicts could arise.

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between us and management of our company might arise.

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our shares of common stock are currently publicly traded on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc.  The trading price of our shares of common stock has been subject to wide fluctuations.  Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Delaware, or subsequent to June 13, 2003 Wyoming, law.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

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

Our by-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.  Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Risks Relating to the Industry

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

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

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

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

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring desirable oil and gas leases.

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

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, provincial, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  No assurance can be given that environmental standards imposed by federal, provincial, or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, provincial and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, it is not fully insured against all environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

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

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our Company.  Any or all of these situations may have a negative impact on our ability to operate and/or become profitable.

Item 2. Description of Property.

We hold an interest in an oil and gas property (the Bolton Prospect) in the Smoky area near Grande Prairie, Alberta, Canada. The legal description of the Bolton Prospect is TWP 59, Rge 2 W6M, which encompasses 5,760 total acres. At the date hereof, we have not ascertained the status of any oil and gas reserves which may be recoverable from the well.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2003.

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

Quarter Ended	High	Low
September 30, 2001	$0.90	$0.80
December 31, 2001	$0.51	$0.30
March 31, 2002	$0.90	$0.25
June 30, 2002	$0.93	$0.83
September 30, 2002	$0.34	$0.10
December 31, 2002	$0.13	$0.09
March 31, 2003	$0.19	$0.09
-

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

As of June 30, 2003, we had 16,020,000 shares of common stock outstanding and approximately 20 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception.  We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.  There are no restrictions that limit our ability to pay dividends on our shares of common stock.

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal year ended March 31, 2003.

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

Results of Operations

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

We incurred a net loss of $2,469,763 for the fiscal year ended March 31, 2003 compared to a net loss of $2,779,131 for the year ended March 31, 2002. The net loss per common share for the fiscal year ended March 31, 2003 was $0.15, compared to a net loss per common share of $0.25 for the year ended March 31, 2002. During the year ended March 31, 2003 we wrote down the value of our unproved oil and gas properties by $2,370,902 based on our estimate of the amount of recoverable reserves at the Bolton Prospect. During the year ended March 31, 2002 we wrote down our entire interest of $1,370,678 in the oil and gas leases located in the Greater Trona area of Sweetwater County, Wyoming. Additionally, for the year ended March 31, 2002 the Company recorded stock compensation expense of $1,250,000 as a result of issuing 5,000,000 shares of common stock to an affiliate below its fair market value.

Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.

Investment

As at March 31, 2003, we have invested a total of $2,870,902 under the Farm-in agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect. The testing required to determine the level of economically recoverable reserves has not been completed as of the date of this filing. We have written down the value of this property by $2,370,902 based upon our estimate of economically recoverable reserves. As of March 31, 2003, the carrying value of our unproved oil and gas properties was $500,000.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses and has not generated profitable operations since inception.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  As of March 31, 2003 and March 31, 2002, our cash and cash equivalent balances were $446,216 and $1,385,254, respectively.  We anticipate that we may require additional financing in order to fund our obligations under the Farm-in agreement.  Should we require additional financing, we would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

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

Plan of Operation for the 12 Months ending March 31, 2004

Our primary objectives over the 12 months ending March 31, 2004, will be to continue to participate in the Farm-in agreement with Olympia Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

Cash Requirements

Over the next twelve months we intend to use funds to continue our participation in the Bolton Prospect and to investigate further acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000
Operations
Farm-in contributions	$400,000
Working Capital	$50,000

Total	$570,000

We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through a debt or an equity offering.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the financial statements as of and for the year ended March 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations.  We are pursuing various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2004.

Employees

Over the twelve months ending March 31, 2004, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our directors and officers.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of free financial instruments that embody obligations for the issuer. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements or results of operations.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Application of Critical Accounting Policies

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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net (Loss) per Common Share
The Company follows Statement of Financial Accounting Standards (SFAS) 128, “Earnings Per Share.” Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of its unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2003, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

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

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States

Nation Energy, Inc.
As of March 31, 2003 and for the
Years Ended March 31, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Nation Energy, Inc.

We have audited the accompanying balance sheet of Nation Energy, Inc. as of March 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2003, and the results of its operations, and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
June 25, 2003

Nation Energy, Inc.
Balance Sheet
March 31, 2003

ASSETS

CURRENT ASSETS
Cash	$ 446,216
Prepaid expenses	5,142
Total current assets	451,358

Unproved oil and gas properties - full cost method	500,000

$ 951,358

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 290,734
Accounts payable - related party	24,057
Total current liabilities	314,791

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,247,833)
636,567

$ 951,358

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Operations

	For the years ended March 31,
	2003	2002

REVENUE	$ -	$ -

COST AND EXPENSES
General, selling and administrative	101,474	194,154
Write down of unproved oil and gas properties	2,370,902	1,370,678
Stock compensation expense	-	1,250,000
	2,472,376	2,814,832

OTHER INCOME (EXPENSE)
Interest income	2,613	35,701

NET (LOSS)	$ (2,469,763)	$ (2,779,131)

PER SHARE INFORMATION

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	11,184,384

Net (loss) per common share - basic and diluted	$ (0.15)	$ (0.25)

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statement of Changes in Stockholders' Equity

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance March 31, 2001	11,020,000	$ 11,020	$ 4,623,380	$ (998,939)	$ 3,635,461

Issuance of common stock
at $0.45 per share	5,000,000	5,000	2,245,000	-	2,250,000

Net (loss) for the year	-	-	-	(2,779,131)	(2,779,131)

Balance March 31, 2002	16,020,000	16,020	6,868,380	(3,778,070)	3,106,330

Net (loss) for the year	-	-	-	(2,469,763)	(2,469,763)

Balance March 31, 2003	16,020,000	$ 16,020	$ 6,868,380	$ (6,247,833)	$ 636,567

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Cash Flows

	For the years ended March 31,
	2003	2002

CASH FLOW FROM OPERATING ACTIVIITES
Net (loss)	$ (2,469,763)	$ (2,779,131)
Adjustments to reconcile net (loss) to net cash provided
by (used in) operating activities:
Write down of unproven oil and gas properties	2,370,902	1,370,678
Stock compensation expense	-	1,250,000
(Increase) in prepaid expenses	(24)	(5,118)
Increase in accounts payable	277,001	1,403
Increase (decrease) in accounts payable - related party	10,230	(1,400)
Net cash provided by (used in) operating activities	188,346	(163,568)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of unproved oil and gas properties	(1,127,384)	(1,743,518)
Net cash (used in) investing activities	(1,127,384)	(1,743,518)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	-	1,000,000
Net cash provided by financing activities	-	1,000,000

Net (decrease) in cash	(939,038)	(907,086)

Beginning cash	1,385,254	2,292,340

Ending cash	$ 446,216	$ 1,385,254

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000.  Subsequent to March 31, 2003 the Company reincorporated as a Wyoming corporation.  The Company is an oil and gas drilling company in the exploration stage and currently has no revenue producing operations.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts payable, and accounts payable – related party.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) 128, “Earnings Per Share.”  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of its unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized.  Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2003, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off.  On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment.  The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”.  Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

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

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

The Company has issued its common stock as compensation to non-employees.  The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of free financial instruments that embody obligations for the issuer. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements or results of operations.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,247,833, has committed up to $400,000 to complete drilling on the Bolton Prospect (See Note 3), and is reliant on raising capital to initiate its business plan.

The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  The Company is pursuing financing for its operations and is in the process of determining whether the Bolton Prospect has sufficient reserves to justify additional drilling.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

Note 3.  UNPROVED OIL AND GAS PROPERTIES

On November 21, 2001, the Company entered into a farm-in agreement with Olympia Energy Inc. (the Farm-in) under which the Company will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the Bolton Prospect), which encompasses 5,760 acres.  Under the terms of the Farm-in, the Company will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2003:

Acquisition of unproved properties	$ -
Exploration costs	2,124,728
Development costs	746,174
Less: Asset impairment	(2,370,902)
$ 500,000

Gross drilling costs for the well were initially estimated to be $7,000,000.  Drilling on the well began on November 13, 2001, and was expected to take approximately 120 days.  The well was drilled to a total depth of 4,830 meters in March 2002 and logged.  A completion program was attempted on the well, but the well flowed small amounts of gas and large amounts of salt water.  Various attempts to shut off the salt water were unsuccessful.  Testing has shown the well to be non-productive, and the zone has been plugged and abandoned.

During March 2003 the Company participated in a testing program on shallower zones in the Bolton Prospect that produced gas on test.  The Operator has shut-in the well for Spring break-up and intends to resume testing this well and other potentially productive zones by August 2003.  Additional costs to be incurred by the Company to test these zones are estimated at $400,000.

The Company has not ascertained the status of any oil and gas reserves that may be recoverable from the well.  As of March 31, 2003, the Company had advanced a total of $2,870,902 under the Farm-in agreement with Olympia Energy, Inc. towards the drilling and development costs at the Bolton Prospect.  The Company determined there was an impairment related to the abandonment of the initial test well at the Bolton Prospect and, accordingly, recognized an impairment loss of $2,370,902 for the year ended March 31, 2003.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

The Company was actively involved in another project during the year ended March 31, 2002, named the Greater Trona Prospect located in southeastern Wyoming.

Acquisition of unproved properties	$ 401,290
Exploration costs	830,621
Development costs	944,442
Less: Asset impairment - 2000	(67,000)
Less: Asset impairment – 2001	(738,675)
Less: Asset impairment – 2002	(1,370,678)
$ -

As of December 31, 2000 the Company had participated in the drilling of 23 wells in the Greater Trona area. During February 2001, the Company hired an independent engineer to evaluate the Greater Trona project.  Based on the recommendations in this report, the Company negotiated a sale of its interests in the Greater Trona area to VRD Inc. This agreement was signed on February 28, 2001. The Company attempted to obtain the approval of the shareholders of the transactions contemplated in the Purchase and Sale Agreement with VRD, Inc.  The Company obtained clearance from the SEC to distribute the Schedule 14A to the shareholders on September 26, 2001; however, by the time of the SEC clearance, the Purchase and Sale Agreement had expired in accordance with its terms and VRD, Inc. was unwilling to proceed with the transaction.

The Company entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which the Company disposed of any and all interests that it held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  As a result, the Company wrote off the remaining value, $1,370,678, of the property during the year ended March 31, 2002.

Note 4.  CONCENTRATIONS OF CREDIT RISK

The Company’s funds are federally insured up to $100,000.  As of March 31, 2003, the funds deposited at a financial institution exceed this insured amount by approximately $238,000.

Note 5.  STOCKHOLDERS’ EQUITY

Common Stock

On March 20, 2002, the Company issued 5,000,000 shares of its common stock to an affiliate at a price of $0.20 per share through a private placement.  The fair market value of the stock on that date was $0.45.  The difference between the fair market value and the issue price was recorded as stock compensation expense of $1,250,000.

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

Stock Options

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

Summarized information relative to the Company’s stock option plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2001	-	$ -
Granted	225,000	1.00
Outstanding at March 31, 2002
And 2003	225,000	$ 1.00

The options for 225,000 shares of common stock expire in 2006.

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

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted.  The Company’s pro forma information for the year ended March 31, 2002 is as follows:

Pro forma net (loss)	$ (2,846,631)
Pro forma (loss) per share
Basic and diluted	$ (0.25)

Nation Energy, Inc.
Notes to Financial Statements
March 31, 2003

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$4,997,000	$1,699,000

The net operating loss carryforward will expire through 2023.  The deferred tax asset has been fully reserved at March 31, 2003.  The change in the valuation allowance during the year ended March 31, 2003 was $840,000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss.  The net operating loss negates any provision for income taxes.

Note 7. RELATED PARTY TRANSACTIONS

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.   For the year ended March 31, 2003, the agreement called for quarterly payments of $9,630.  Total expenses recognized under this agreement for the years ended March 31, 2003 and 2002 were $38,520 and $1,200, respectively.

On July 1, 2002 the Company entered into an agreement with a related party in which the related party will provide management services for a monthly fee of $1,250.  The agreement was retroactive to April 1, 2002.  Total expenses recognized under this agreement for the years ended March 31, 2003 and 2002 were $15,000 and $-, respectively.

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

As at June 30, 2003, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Donald A. Sharpe	President, Chief Executive Officer and Director	45	June 4, 1999
John R. Hislop	Chairman of the Board, Vice-President, Chief Financial Officer, Secretary and Director	50	June 4, 1999

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

Over the past five years Mr. Sharpe has been a director of the following companies: Capital Charter Corp. from November 1998 to March 2000, UKT Recycling Technologies Inc. from November 1994 to January 1999 (Mr. Sharpe was also Chairman from January 1996 to January 1999 and CEO from January 1996 to January 1998), Velvet Exploration Company, Ltd. from November 1996 to November 1998, Watch Resources since April 2002, Patriot Petroleum Corp. since June 1999 (Mr. Sharpe has also been the President and CEO since 1999), Result Energy Inc. since April 1999, Gemini Energy Corp. since October 2000 (Mr. Sharpe has also been President since 2000), Empress Capital Corp. from April 1999 to May 2000 (Mr. Sharpe was also President and CEO during that term) and Director of Heartland Oil and Gas Corp. from September 18, 2002.  Mr. Sharpe received his B.Sc. in Geophysics from the University of British Columbia and Certificate in Business Management from the University of Calgary.

John R. Hislop, Chairman of the Board, Vice-President, Chief Financial Officer, Secretary and Director

Mr. Hislop has been Chairman, Vice President, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  He is currently a director of Cubix Investments, Ltd. (formerly named Cubix Investments Inc.), a holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as President of Cubix Investments, Inc. from February 1994 to February 2001.  In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. from March 1995 to June 27, 2002 (Mr. Hislop also served as President from March 1997 to January 1998), Ultra Petroleum Corp. from March 1993 to January 2001 (Mr. Hislop also served as CFO from December 1994 to December 1997), Rio Amarillo Mining Ltd. prior to April 1994, Spectrum Resources, Ltd. from September 1996 to November 1997, Exxel Energy Corp. since October 15, 2001 (Mr. Hislop also served as President since October 15, 2001), Warrior Energy N.V. (formerly Luxmatic Technologies N.V.) since October 1997 (Mr. Hislop has also served as President since 1997), KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as President, Secretary, CEO and CFO from July 1997 to August 1997), Ultra Holdings Inc. from July 1999 to November 2001 (Mr. Hislop also has served as President since July 1999), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000, Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) since June 1999, and Patriot Petroleum Corp. since April 1999.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Donald Sharpe President, CEO and Director	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	$15,563(2) 1,255(2) Nil	Nil 150,000(3) Nil	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) On March 1, 2002, a verbal arrangement became effective with Mr. Sharpe to receive remuneration in the amount of Cdn $2,000 per month for services rendered.  This arrangement was finalized pursuant to a Management Agreement dated July 1, 2002 between the Company and D. Sharpe Management Inc., a private management company wholly owned by Mr. Sharpe.

(3) On July 20, 2001, we granted 150,000 stock options to Mr. Sharpe, with each option entitling Mr. Sharpe to purchase one common share at an exercise price of $1.00 per common share up to July 20, 2006.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2003.

VALUE OF THE OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS IN THE YEAR ENDED MARCH 31, 2003

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as March 31, 2003 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at March 31, 2003 Exercisable / Unexercisable(1)
Donald Sharpe	Nil	Nil	150,000 exercisable	Nil
John Hislop	Nil	Nil	75,000 exercisable	Nil

(1) The closing price on March 31, 2003 was $0.10.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2003.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2003.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters.

Principal Stockholders

The following table sets forth, as of March 31, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Jeffrey L. Taylor 500 N. Rainbow Blvd., Suite 300 Las Vegas, NV 89107	920,000	5.7%
Cubix Investments Ltd.(2) c/o Suite 1100, 609 West Hastings Street Vancouver, BC Canada V6B 4W4	8,010,000	50.0%
Sextan Capital, Inc.(2) Suite 1100, 609 West Hastings Street Vancouver, BC Canada V6B 4W4	3,000,000	18.7%
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	150,000(3)	*%
John Hislop 1589 Marpole Avenue Vancouver, BC V6J 2R9	75,000(4)	*%
Directors and Executive Officers as a Group	Nil	*%

*Less than 1%

(1)    Based on 16,020,000 shares of common stock issued and outstanding as of March 31, 2003.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)     Sextan Capital, Inc. is a wholly-owned subsidiary of Cubix Investments, Ltd.  John Hislop, our Chairman, Vice-President, Chief Financial Officer, Secretary and director, is a director of Cubix Investments, Ltd.

(3)   Includes options to acquire an aggregate of 150,000 shares of common stock, exercisable within sixty days.

(4)     Includes options to acquire an aggregate of 75,000 shares of common stock, exercisable within sixty days.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2003.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
225,000	$1.00	2,275,000

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. We receive administrative services and back office support under an oral administrative service agreement with Caravel Management Corp., pursuant to which we are charged $3,000 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our Chairman, Secretary and Chief Financial Officer.  The agreement with Caravel Management Corp. is on a month-to-month basis.

We have entered into a Management Agreement dated July 1, 2002 with D. Sharpe Management to which we are charged $2,000 Cdn per month for Mr. Sharpe's management services. This agreement became effective March 1, 2002 and is on a month-to-month basis.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On February 14, 2003, we filed a current report on Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended December 31, 2002 with the United States Securities and Exchange Commission.  In connection with the legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the President and Chief Executive Officer and the Certification of the Chairman of the Board and Chief Financial Officer, respectively.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

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

3.4        **Certificate of Merger (Delaware) effective June 12, 2003

3.5        **Certificate of Merger (Wyoming) effective June 13, 2003

(10)          Material Contracts

10.1         1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2         Quitclaim Release and Assumption Agreement with Saurus Resources, Inc. and VRD, Inc., dated December 6, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on  February 14, 2002).

10.3         Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002).

10.4          Management Agreement with D. Sharpe Management Ltd., July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2002).

(99)             Additional Exhibits

99.1        **Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe, dated June 27, 2003

99.2        **Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated June 27, 2003

**Filed herewith

Item 14.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to  ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.
a Wyoming corporation

“Donald A. Sharpe”
______________________________
By: Donald Sharpe, President, CEO
and Director

Date: June 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

“Donald A. Sharpe”
_____________________________________
Donald Sharpe, President,
Chief Executive Officer and Director

Date: June 27, 2003

“John Hislop”
_____________________________________
John Hislop,  Chairman of the Board,
Chief Financial Officer and Director

Date: June 27, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald A. Sharpe, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nation Energy Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

”Donald A. Sharpe”
_____________________________________

Donald A. Sharpe
President and Chief Executive Officer
(Principal Chief Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nation Energy Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

“John Hislop”
_____________________________________
John Hislop
Chief Financial Officer and Director
(Principal Chief Financial and Accounting Officer)