Form 10QSB
period 2003-06-30
NATION ENERGY INC
filed 2003-08-19
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

Commission file number    000-30193

Nation Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Wyoming
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

16,020,000 common shares outstanding as of August 1, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nation Energy, Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date:  August 19, 2003

"John R. Hislop"
__________________________________
John R Hislop, Director of Nation Energy, Inc.

Nation Energy, Inc.
Balance Sheet
June 30, 2003
(Unaudited)

ASSETS

Current assets:
Cash	$ 18,472
Prepaid expenses	5,142
Total current assets	23,614

Unproved oil and gas properties - full cost method	634,581

$ 658,195

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 15,234
Accounts payable - related party	27,195
Total current liabilities	42,429

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,268,634)
615,766

$ 658,195

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2003	June 30, 2002

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	21,468	26,990
Total costs and expenses	21,468	26,990

Other income (expense):
Interest income	667	929

Net (loss)	$ (20,801)	$ (26,061)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net cash (used in) operating activities	$ (293,163)	$ (3,214)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(134,581)	(562,933)
Net cash (used in) investing activities	(134,581)	(562,933)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) in cash	(427,744)	(566,147)

Beginning cash	446,216	1,385,254

Ending cash	$ 18,472	$ 819,107

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.

Notes to Financial Statements

June 30, 2003

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of and for the two years ended March 31, 2003.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,268,634 and is reliant on raising capital to initiate its business plan.

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

Note 3: Earnings Per Share

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

Note 4. Unproved Oil and Gas Properties

During the three months ended June 30, 2003 the Company invested $134,581 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties. As of June 30, 2003, management has determined that there was no impairment of their unproved oil and gas properties.

Note 5. Subsequent Event

During July 2003 the Company received advances from a related party aggregating $229,934 to fund exploration expenses on the their unproved properties. As of the date of this filing the terms of the loan have not been determined.

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

Because of the poor operating results under the Joint Operating Agreement, we began to explore other alternatives to this arrangement.  On February 28, 2001 we entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which we agreed to sell to VRD, Inc. all of our interest in our oil and gas leases in the Greater Trona Area, all right, title and interest in and to all of the personal property, fixtures and improvements appurtenant to the such leases, and all of our rights under the Joint Operating Agreement with Saurus Resources.  The rights that were to be sold included the right to participate in the drilling, completion, tie-in and production of wells within the contract area.  In consideration for the sale, we were to receive from VRD, Inc. $2,165,780 in cash from VRD, Inc. and we were to retain certain royalty interests.

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

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.  Various attempts to shut off the salt water have been unsuccessful to date.  Total costs incurred by Nation for the Bolton Prospect to date are $3,005,483.

Olympia Energy, the operator of the well has presented the partners, including Nation Energy, with a proposed program including further logging of the Leduc formation in the well and, if warranted, further production testing.  The estimated cost of the logging program was $133,580 and the estimated cost of the production testing was $454,840.  Nation Energy participated in the program.  The logging and testing program began in February 2003.  Testing has shown the Leduc formation to be non-productive, and the zone has been plugged and abandoned.  In March 2003 Nation participated in a testing program on the shallower Gething formation and at March 31, 2003, the Gething was producing gas on test.  The Operator has shut-in the well for Spring break-up and intends to resume testing the Gething and other potentially productive zones by August 2003.  Additional costs to test these zones are estimated to be $400,000.

Our primary objective over the 12 months ending June 30, 2004, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

In July 2003, we participated in a program to test the Dunvegan formation, which, if successful, could be flowed along with gas from the Gething formation.  At August 19, 2003 the testing program was still underway and no results were yet available.

In April 2003, we participated, as to its 15% interest, in the purchase of additional lands in the Bolton area.  During the first quarter 2004, Nation and its partners commenced a re-entry and completion of a shallow formation that is thought to be productive in these lands.  As of August 19, 2003 the shallow formation was still being tested and no results were yet available.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we will not have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

We incurred a net operating loss of $(20,801) for the three months ended June 30, 2003, compared to a net loss of $(26,061) for the three months ended June 30, 2002.  The net loss per common share for the three months ended June 30, 2003 was $0.00, compared to a net loss per common share for the three months ended June 30, 2002 of $0.00.

Discussion and analysis related to significant operating activities undertaken during the three months ended June 30, 2003 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.  We generated $667 in income from interest during the three month period ended June 30, 2003, compared to $929 in interest income during the three month period ended June 30, 2002.

Investment

As at June 30, 2003, we have invested a total of $3,005,483 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $134,581 was invested during the three month period ended June 30, 2003.  However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.  As of June 30, 2003 and June 30, 2002, our cash and cash equivalent balances were $18,472 and $819,107, respectively.  Subsequent to the period ended June 30, 2003 we received a bridge loan in the amount of $229,934 from a related party to fund further exploration.  The terms of the loan have not been determined and formal documentation has not yet been entered into.   We anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.  Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock.

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

Plan of Operation

Our primary objective over the twelve months ending June 30, 2004, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. with respect to the development of the Bolton Prospect.

Cash Requirements

Subsequent to the period ended June 30, 2003 we received a bridge loan in the amount of $229,934 from a related party to fund further exploration.  The terms of the loan have not been determined and formal documentation has not yet been entered into.  We anticipate that we may require further financing from third parties in order to continue our operations and fund our capital commitments under the Farm-in Agreement.  At this time, we anticipate that we will require additional capital to fund our ongoing operations and capital expenditure commitments to June 30, 2004.  However, we may be required to raise additional financing for a particular business opportunity.  We would likely seek to secure any additional financing necessary through a private placement of our common stock.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending June 30, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2004.

Employees

Over the twelve months ending June 30, 2004, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our directors and officers.

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

3.4** Certificate of Merger (Delaware) effective June 12, 2003

3.5** Certificate of Merger (Wyoming) effective June 13, 2003

(10) Material Contracts

10.1 1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2 Quitclaim Release and Assumption Agreement with Saurus Resources, Inc. and VRD, Inc., dated December 6, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on  February 14, 2002)

10.3 Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002)

10.4 Management Services Agreement with D. Sharpe Management Inc., dated July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2002)

(31) 306 Certifications

31.1** Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe, dated August 19, 2003;

31.2** Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated August 19, 2003;

(32) 906 Certifications

32.1** Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe, dated August 19, 2003

32.2** Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated August 19, 2003

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By: "Donald A. Sharpe"
Donald Sharpe, President and Chief Executive Officer /Director
(Principal Chief Executive Officer)
Date: August 19, 2003

By: "John R. Hislop"
John Hislop, Chairman of the Board and Chief Financial Officer/Director
(Principal Chief Financial and Accounting Officer)
Date:  August 19, 2003