Form 10QSB
period 2003-09-30
NATION ENERGY INC
filed 2003-11-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

Commission file number    000-30193

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

16,020,000 common shares outstanding as of November 14, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nation Energy, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date:  November 14, 2003

"John R. Hislop"
__________________________________
John R Hislop, Director of Nation Energy, Inc.

Nation Energy, Inc.
Balance Sheet
September 30, 2003
(Unaudited)

ASSETS

Current assets:
Cash	$ 240,258
Prepaid expenses	126,135
Total current assets	366,393

Unproved oil and gas properties - full cost method	739,928

$ 1,106,321

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 22,480
Accounts payable - related party	38,095
Loans Payable - shareholder	458,404
Total current liabilities	518,979

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,297,058)
587,342

$ 1,106,321

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue:	$ -	$ -	$ -	$ -

Costs and expenses:
General, selling and administrative	21,069	19,437	42,537	46,427
Total costs and expenses	21,069	19,437	42,537	46,427

Other income (expense):
Interest expense	(7,437)	-	(7,437)	-
Interest income	82	960	749	1,889
	(7,355)	960	(6,688)	1,889

Net (loss)	(28,424)	(18,477)	(49,225)	(44,538)
Other comprehensive income:
Foreign currency translation adjustment	-	(13,011)	-	531
Comprehensive (loss)	$ (28,424)	$ (31,488)	$ (49,225)	$ (44,007)

Per share information:

Weighted average number of common shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (424,434)	$ 233,550

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(239,928)	(852,923)
Net cash (used in) investing activities	(239,928)	(852,923)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	458,404	-
Net cash provided by financing activities	458,404	-

Net (decrease) in cash	(205,958)	(619,373)

Beginning cash	446,216	1,385,254

Ending cash	$ 240,258	$ 765,881

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Notes to Financial Statements
September 30,  2003
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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,297,058 and is reliant on raising capital to initiate its business plan.

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

Note 4:  Unproved Oil and Gas Properties

During the six months ended September 30, 2003 the Company invested $239,928 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of September 30, 2003, management has determined that there was no impairment of their unproved oil and gas properties.

Note 5:   Related party transactions

On August 1, 2003 the Company entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As of September 30, 2003, the Company has borrowed $458,404 under the loan.

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

Corporate History

We were formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998, we conducted no business and existed as a shell corporation.  Since the restatement of our Articles of Incorporation on September 16, 1998, our main focus has been the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.   Following the change in our focus, we commenced corporate strategic development and have explored potential oil and gas projects.  On June 13, 2003 we merged from the State of Delaware with Nation Energy Inc., a corporation organized and existing under the laws of the State of Wyoming, which we incorporated for the purposes of the merger.

Due to our current operations and their location in Alberta, Canada, we registered as an extra-provincial company in the province of Alberta on June 3, 2003.

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.   Total costs incurred by Nation for the Bolton Prospect to date are $3,110,830.

Olympia Energy, the operator of the well presented the partners, including Nation Energy, with a proposed program including further logging of the Leduc formation in the well and, if warranted, further production testing.  The estimated cost of the logging program was $133,580 and the estimated cost of the production testing was $454,840.  Nation Energy participated in the program.  The logging and testing program began in February 2003.  Testing has shown the Leduc formation to be non-productive, and the zone has been plugged and abandoned.

In March 2003 Nation participated in a testing program in wellbore 09-09-59-02-W6M on the shallower Gething formation and at March 31, 2003, the Gething was producing gas on test.  The Operator shut-in the well for Spring break-up. The Operator returned to wellbore 09-09-59-02-W6M in July 2003 and in August 2003 tested an additional zone up hole from the Gething formation and was able to produce gas on flow test. It is contemplated that the Gething gas bearing zone and the additional up hole zone in wellbore 09-09-59-02-W6M will be tied-in and turned to sales at a future date.

In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections in the Bolton area.  Nation and its partners commenced a re-entry and completion of a shallow formation that is thought to be productive in these lands in wellbore 08-09-59-02-W6M in August 2003. The program was completed in late August 2003 and the zone as tested is not deemed commercially productive.  In October 2003 Nation and its partners reentered wellbore 08-09-59-02-W6M to test an additional zone. The zone of interest has been perforated and is presently being monitored with pressure recorders.  The pressure data will be reviewed and a decision will be made whether to proceed with further testing of the zone.

Our objective over the 12 months ending September 30, 2004, will be to continue to participate in  the Bolton Prospect development if warranted, based upon the results that we receive from ongoing test work at Bolton.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we will not have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

We incurred a net operating loss of $(28,424) for the three months ended September 30, 2003, compared to a net loss of $(31,488) for the three months ended September 30, 2002.  The net loss per common share for the three months ended September 30, 2003 was $0.00, compared to a net loss per common share for the three months ended September 30, 2002 of $0.00.

Discussion and analysis related to significant operating activities undertaken during the three months ended September 30, 2003 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain. We generated $82 in income from interest during the three month period ended September 30, 2003, compared to $960 in interest income during the three month period ended September 30, 2002.

Investment

As of September 30, 2003, we have invested a total of $3,110,830 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $239,928 was invested during the three month period ended September 30, 2003.  However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton Prospect. As of September 30, 2003 and September 30, 2002, our cash and cash equivalent balances were $240,257 and $765,881, respectively.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed CDN$509,995 under the loan, which amount remains outstanding under the terms of the loan.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the Farm-in Agreement with Olympia Energy for the development of the Bolton Prospect.

We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the Farm-in Agreement.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2004, will be to continue to participate in the Farm-in agreement with Olympia Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended March 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through September 30, 2004.

Employees

Over the twelve months ending September 30, 2004, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our director and officer.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  The provisions of SFAS 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of free financial instruments that embody obligations for the issuer.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material effect on our financial statements or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003.  In addition, except in those certain instances, all provisions of this Statement should be applied prospectively.  The adoption of SFAS 149 is not expected to have a material effect on our financial statements or results of operations.

Application of Critical Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net (Loss) per Common Share

We follow Statement of Financial Accounting Standards (SFAS) 128, “Earnings Per Share.” Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of September 30, 2003, we have not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

We follow SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  We currently operate in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Stock-Based Compensation

We account for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.   We elected to continue to apply APB 25 in accounting for our stock option incentive plans.

We have issued our common stock as compensation to non-employees.  We measure the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The loss of John Hislop would have an adverse impact on future development and could impair our ability to succeed.

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

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Wyoming law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Wyoming law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our incorporation documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

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

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(2) Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1 Purchase and Sale Agreement dated February 28, 2001 (incorporated by reference from our Consent Solicitation Statement on Schedule 14A, filed on April 26, 2001)

(3) Articles of Incorporation and Bylaws

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

3.4 Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Form 10-KSB, filed on June 30, 2003)

3.5 Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Form 10-KSB, filed on June 30, 2003)

3.6** Amended and Restated Bylaws

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

31.1** Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated November 14, 2003;

(32) 906 Certifications

32.1** Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated November 14, 2003

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By:                  "John R. Hislop"
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: November 14, 2003