Form 10QSB
period 2003-12-31
NATION ENERGY INC
filed 2004-02-17
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
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

16,020,000 common shares outstanding as of February 12, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nation Energy, Inc.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date:  February 17, 2004

             "John Hislop"
John R Hislop, Director of Nation Energy, Inc.

Nation Energy, Inc.
Balance Sheet
December 31, 2003
(Unaudited)

ASSETS

Current assets:
Cash	$ 57,042
Prepaid expenses	42,669
Total current assets	99,711

Unproved oil and gas properties - full cost method	890,187

$ 989,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 16,461
Accounts payable and accrued expenses - related party	48,545
Loans payable - shareholder	371,974
Total current liabilities	436,980

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,331,482)
552,918

$ 989,898

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Revenue:	$ -		$ -	$ -

Costs and expenses:
General, selling and administrative	18,910	21,404	61,447	67,831
Write down of oil and gas properties	-	1,200,000	-	1,200,000
Total costs and expenses	18,910	1,221,404	61,447	1,267,831

Other income (expense)
Interest expense	(15,669)	-	(23,106)	-
Interest income	155	489	904	2,378
	(15,514)	489	(22,202)	2,378

Net (loss)	(34,424)	(1,220,915)	(83,649)	(1,265,453)

Other comprehensive income:
Foreign currency translation adjustment	-	(751)	-	(220)

Comprehensive (loss)	$ (34,424)	$ (1,221,666)	$ (83,649)	$ (1,265,673)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.08)	$ (0.01)	$ (0.08)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net cash (used in) operating activities	$ (370,961)	$ (20,938)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(390,187)	(858,283)
Net cash (used in) investing activities	(390,187)	(858,283)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	458,404	-
Payments on loan payable - shareholder	(86,430)	-
Net cash provided by financing activities	371,974	-

Net (decrease) in cash	(389,174)	(879,221)

Beginning cash	446,216	1,385,254

Ending cash	$ 57,042	$ 506,033

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Notes to Financial Statements
December 31, 2003
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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,331,482 and is reliant on raising capital to initiate its business plan.

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

Note 3.  Earnings Per Share

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

Note 4.  Unproved Oil and Gas Property

During the nine months ended December 31, 2003 the Company invested $390,187 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of December 31, 2003, management has determined that there was no impairment of their unproved oil and gas properties.

Nation Energy, Inc.
Notes to Financial Statements
December 31, 2003
(Unaudited)

Note 5.  Related party transactions

On August 1, 2003 the Company entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As of September 30, 2003, the Company has borrowed $458,404 under the loan.  During the three months ended December 31, 2003, the Company repaid a total of $86,430, thereby reducing the balance of the loan to $371,974.

Note 6.  Subsequent event

On January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $151,000 under the loan, which amount remains outstanding under the terms of the loan.

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

As used in this quarterly report, the terms "we", "us", "our", “Nation” and "Nation Energy" mean Nation Energy, Inc., unless otherwise indicated.

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

Corporate History

We were formed under the laws of the state of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998, we conducted no business and existed as a shell corporation.  Since the restatement of our Articles of Incorporation on September 16, 1998, our main focus has been the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.   Following the change in our focus, we commenced corporate strategic development and have explored potential oil and gas projects.  On June 13, 2003 we merged from the State of Delaware with Nation Energy Inc., a corporation organized and existing under the laws of the State of Wyoming, which we incorporated for the purposes of the merger, pursuant to which we have changed our domicile to the State of Wyoming.

Due to our current operations and their location in Alberta, Canada, we registered as an extra-provincial company in the province of Alberta on June 3, 2003.

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.   Total costs incurred by Nation for the Bolton Prospect to date are $3,261,089.

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

In March 2003 Nation participated in a testing program in wellbore 09-09-59-02-W6M on the shallower Gething formation and at March 31, 2003, the Gething was producing gas on test.  The Operator shut-in the well for Spring break-up. The Operator returned to wellbore 09-09-59-02-W6M in July 2003 and in August 2003 tested an additional zone up hole from the Gething formation and was able to produce gas on flow test. It is contemplated that the Gething gas bearing zone and the additional up hole zone in wellbore 09-09-59-02-W6M will be tied-in and turned to sales during the first quarter of calendar 2004.

In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections in the Bolton area.  Nation and its partners commenced a re-entry and completion of a shallow formation that is thought to be productive in these lands in wellbore 08-09-59-02-W6M in August 2003. The program was completed in late August 2003 and the zone as tested is not deemed commercially productive.  In October 2003 Nation and its partners reentered wellbore 08-09-59-02-W6M to test an additional zone. The zone of interest has been perforated and has been monitored with pressure recorders.  No further work is planned with respect to the zones as tested.

Our primary objective over the 12 months ending December 31, 2004, will be to continue to participate in the Farm-in Agreement with Olympia Energy Inc. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

We have not had any operating revenues from the date of our formation in April 18, 1988 to the present.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Three Month Period Ended December 31, 2003 Compared to Three Month Period Ended December 31, 2002

We incurred a net operating loss of $34,424 for the three months ended December 31, 2003, compared to a net loss of $1,221,666 for the three months ended December 31, 2002.  The net loss per common share for the three months ended December 31, 2003 was $.00, compared to a net loss per common share for the three months ended December 31, 2002 of $.08.

Discussion and analysis related to significant operating activities undertaken during the three months ended December 31, 2003 is set out below.

Nine Month Period Ended December 31, 2003 Compared to Nine Month Period Ended December 31, 2002

We incurred a net operating loss of $83,649 for the nine months ended December 31, 2003, compared to a net loss of $1,265,453 for the nine months ended December 31, 2002.  The net loss per common share for the nine months ended December 31, 2003 was $.01, compared to a net loss per common share for the nine months ended December 31, 2002 of $.08.

Discussion and analysis related to significant operating activities undertaken during the three months ended December 31, 2003 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.  We generated $155 in income from interest during the three month period ended December 31, 2003, compared to $489 in interest income during the three month period ended December 31, 2002.

Investment

As at December 31, 2003, we have invested a total of $3,261,089 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $150,259 was invested during the three month period ended December 31, 2003.  However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton Prospect.  As of December 31, 2003 and December 31, 2002, our cash and cash equivalent balances were $57,042 and $506,033, respectively.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the Farm-in Agreement with Olympia Energy for the development of the Bolton Prospect.

We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the Farm-in Agreement.

Subsequent Events

On January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed CDN$200,000 ($151,000) under the loan, which amount remains outstanding under the terms of the loan.

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2004, will be to continue to participate in the Farm-in agreement with Olympia Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research over the next twelve months.  We anticipate expenses for the development of the Bolton Prospect as set out above under our “Plan of Operations”.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2004.

Employees

Over the twelve months ending December 31, 2004, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our director and officer.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of December 31, 2003, we have not capitalized any internal costs.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 20, 2003 Donald A. Sharpe resigned as president and director of our company.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time.  Our company did not hold any formal board meetings during the quarter ended December 31, 2003.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On October 23, 2003 we filed a Form 8-K with the Securities and Exchange Commission announcing that Donald A. Sharpe resigned on October 20, 2003 as president and director of our company.

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

3.4 Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Form 10-KSB, filed on June 30, 2003)

3.5 Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Form 10-KSB, filed on June 30, 2003)

3.6 Amended and Restated Bylaws (incorporated by reference from our Form 10-QSB filed on November 14, 2003)

(10) Material Contracts

10.1 1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2 Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002)

10.3 Management Services Agreement with D. Sharpe Management Inc., dated July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2002)

10.4** Bridge Loan Agreement with John Hislop, dated August 1, 2003

10.5** Bridge Loan Agreement with John Hislop, dated January 16, 2004

(31) 306 Certifications

31.1** Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated February 17, 2004;

(32) 906 Certifications

32.1** Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated February 17, 2004

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By:                      "John Hislop"
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: February 17, 2004.