Form 10KSB
period 2004-03-31
NATION ENERGY INC
filed 2004-07-15
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-30193

NATION ENERGY INC.
(Name of small business issuer in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1100 609 West Hastings Street Vancouver British Columbia	V6B 4W4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (800) 400-3969

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,589,500 common shares @ $0.10(1) = $458,950

(1) Average of bid and ask closing prices on July 13, 2004.

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [   ]     No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

16,020,000 common shares issued and outstanding as of July 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

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

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Boltan Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Boltan Prospect and will earn a 15% interest after payout in the Boltan Prospect.  Drilling costs for the Boltan Prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.   Total costs incurred by Nation for the Boltan Prospect to date are $3,617,725.

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

In March 2003 Nation participated in a testing program in wellbore 09-09-59-02-W6M on the shallower Gething formation and at March 31, 2003, the Gething was producing gas on test.  The Operator shut-in the well for Spring break-up. The Operator returned to wellbore 09-09-59-02-W6M in July 2003 and in August 2003 tested an additional zone up hole from the Gething formation and was able to produce gas on flow test. In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections of land in the Boltan area.  Nation and its partners commenced a re-entry and completion of a shallow formation that is thought to be productive in these lands in wellbore 08-09-59-02-W6M in August 2003. The program was completed in late August 2003 and the zone as tested is not deemed commercially productive.  In October 2003 Nation and its partners reentered wellbore 08-09-59-02-W6M to test an additional zone. The zone of interest has been perforated and has been monitored with pressure recorders.  No further work is planned with respect to the zones as tested.

In January  and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect  09-09-59-02-W6M to market pipeline infrastructure in order enable production from the Gething gas bearing zone and the additional up hole zone in the wellbore.  Concurrent with the pipeline installation program the 09-09-59-02-W6M wellbore was reentered to facilitate tubing installation and  production optimization.  Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested.   The Gething zone is expected to produce at an initial rate of 750 mcf/d with first production scheduled for June 2004.Our primary objective over the 12 months ending March 31, 2005, will be to continue to participate in the Farm-in Agreement relating to the the Boltan Property. We intend to participate in and develop further wells on the Boltan Prospect if warranted, based upon the results that we receive from the initial well.

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

Item 2.    Description of Property.

We hold a 15% interest, after payout, in an oil and gas property (the Bolton Prospect) in the Smoky area near Grande Prairie, Alberta, Canada.  One well has been drilled on the property to a total depth of 4,800 metres and is undergoing testing.  The legal description of the Bolton Prospect is TWP 59, Rge 2 W6M, which encompasses 5,760 total acres.  At the date hereof, we have not ascertained the status of any oil and gas reserves which may be recoverable from the well.

Our principal executive office is located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia  V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, month to month.

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

Item 4.    Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2004.

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

Quarter Ended	High	Low
September 30, 2002	$0.34	$0.10
December 31, 2002	$0.13	$0.09
March 31, 2003	$0.19	$0.09
June 30, 2003	$0.10	$0.09
September 30, 2003	$0.19	$0.10
December 31, 2003	$0.25	$0.14
March 31, 2004	$0.17	$0.13

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

As of July 13, 2004, we had 16,020,000 shares of common stock outstanding and approximately 25 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception.  We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.  There are no restrictions that limit our ability to pay dividends on our shares of common stock.

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal year ended March 31, 2004.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

We incurred a net loss of $125,921 for the fiscal year ended March 31, 2004 compared to a net loss of $2,469,762 for the year ended March 31, 2003.  The net loss per common share for the fiscal year ended March 31, 2004 was $0.01, compared to a net loss per common share of $0.15 for the year ended March 31, 2003.

Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any revenues continues to be uncertain.  We generated $1,017 in income from interest during the fiscal year ended March 31, 2004, compared to $2,613 in interest income during the fiscal year ended March 31, 2003.

Investment

As at March 31, 2004, we have invested a total of $3,617,725 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  As of March 31, 2003, we recorded a $2,370,902 impairment on the Bolton Prospect. No such impairment was recorded for the year ended March 31, 2004..

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses and has not generated profitable operations since inception.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  As of March 31, 2004 and March 31, 2003, our cash and cash equivalent balances were $18,410 and $446,216, respectively. We currently rely on shareholder advances to fund our continuing operating expenses and to fund our ongoing participation in the Bolton Prospect.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the Farm-in Agreement with Olympia Energy for the development of the Bolton Prospect.

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

Plan of Operation

Our primary objectives over the 12 months ending March 31, 2005, will be to continue to participate in the Farm-in agreement with Olympia Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

Cash Requirements

Over the next twelve months we intend to use funds to continue our participation in the Bolton Prospect and to investigate further acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000

Operations
Farm-in contributions	400,000

Working Capital	50,000

Total	$570,000

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2005.

Employees

Over the twelve months ending March 31, 2005, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our director and officer.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2004, we have not capitalized any internal costs.

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

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated July 13, 2004.

Balance Sheet as at March 31, 2004

Statements of Operations for the years ended March 31, 2004 and March 31, 2003

Statements of Changes in Stockholders' Equity for the years ended March 31, 2004 and March 31, 2003

Statements of Cash Flows for the years ended March 31, 2004 and March 31, 2003

Notes to the Financial Statements

#

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying consolidated balance sheet of Nation Energy, Inc. as of March 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has no current source of operating revenues, and needs to secure financing to remain a going concern.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2004, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
July 13, 2004

#

Nation Energy, Inc.
Balance Sheet
March 31, 2004

ASSETS

Current assets:
Cash	$ 18,410
Prepaid expenses	30,092
Total current assets	48,502

Unproved oil and gas properties - full cost method	1,246,823

$ 1,295,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 188,424
Accounts payable and accrued expenses - related party	73,498
Loans payable - shareholder	522,758
Total current liabilities	784,680

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,383,124)
501,276
Accumulated other comprehensive income:
Currency translation adjustment	9,369
Total stockholders' equity	510,645

$ 1,295,325

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Operations
For the Years Ended

	March 31, 2004	March 31, 2003

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	93,821	101,475
Write down of unproved oil and gas properties	-	2,370,902
Total costs and expenses	93,821	2,472,377

Other income (expense)
Interest expense	(42,486)	-
Interest income	1,017	2,613

Net (loss)	(135,290)	(2,469,764)

Foreign currency gain	9,369	-

Comprehensive (loss)	$ (125,921)	$ (2,469,764)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.01)	$ (0.15)

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Cash Flows
For the Years Ended

	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net (loss)	$ (135,290)	$ (2,469,764)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Currency translation adjustment	9,369	-
Write down of unproven oil and gas properties	-	2,370,902
Increase in prepaid expenses	(24,950)	(23)
Increase (decrease) in accounts payable	(102,310)	277,001
Increase (decrease) in accounts payable - related party	49,441	10,230
Net cash provided by (used in) operating activities	(203,741)	188,346

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(746,823)	(1,127,384)
Net cash (used in) investing activities	(746,823)	(1,127,384)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	609,188	-
Payments on loan payable - shareholder	(86,430)	-
Net cash provided by financing activities	522,758	-

Net (decrease) in cash	(427,806)	(939,038)

Beginning cash	446,216	1,385,254

Ending cash	$ 18,410	$ 446,216

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statement of Changes in Stockholders' Equity

	Common Stock		Additional			Total
	Number of		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	(Deficit)	Equity

Balance March 31, 2002	16,020,000	$16,020	$6,868,380	$ -	$(3,778,071)	$ 3,106,330

Net (loss) for the year	-	-	-	-	(2,469,764)	(2,469,764)

Balance March 31, 2003	16,020,000	16,020	6,868,380	-	(6,247,835)	636,566

Net (loss) for the year	-	-	-	-	(135,290)	(135,290)

Comprehensive income for the year	-	-	-	9,369	-	9,369
Balance March 31, 2004	16,020,000	$16,020	$6,868,380	$ 9,369	$(6,383,124)	$ 510,645

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.

Notes to Financial Statements

March 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation.  The Company is an oil and gas drilling company in the exploration stage and currently has no revenue producing operations.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts payable, notes payable, and accounts payable – related party.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized.  Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2004, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off.  On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment.  The current oil and gas exploration and development activities are considered to be in the pre-production stage. During 2003 the Company wrote off an aggregate of $2,370,902 in unproved oil and gas properties

Segment Reporting

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

Nation Energy, Inc.

Notes to Financial Statements

March 31, 2004

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,383,124, has committed up to $400,000 to complete drilling on the Bolton Prospect (See Note 3), and is reliant on raising capital to initiate its business plan.

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

Note 3.  UNPROVED OIL AND GAS PROPERTIES

On November 21, 2001, the Company entered into a farm-in agreement with Olympia Energy Inc. (the Farm-in) under which the Company will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the Bolton Prospect), which encompasses 5,760 acres.  Under the terms of the Farm-in, the Company will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2004:

Acquisition of unproved properties	$ -
Exploration costs	2,124,728
Development costs	1,492,997
Less: Asset impairment	(2,370,902)
$ 1,246,823

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

In August 2003 the Company tested an additional zone up hole from the Gething formation and was able to produce gas on flow test.  The program was completed in late August 2003 and the zone as tested is not deemed commercially productive.  In October 2003 Nation and its partners reentered the wellbore to test an additional zone. The zone of interest has been perforated and has been monitored with pressure recorders.  No further work is planned with respect to the zones as tested.

In January and February 2004, the Company participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect the wellbore to market pipeline infrastructure in order enable production from the Gething gas bearing zone and the additional up hole zone in the wellbore.  Concurrent with the pipeline installation program the wellbore was reentered to facilitate tubing installation and production optimization.  Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested.   The Gething zone is expected to produce at an initial rate of 750 mcf/d with first production scheduled for June 2004.Our primary objective over the 12 months ending March 31, 2005, will be to continue to participate in the Farm-in Agreement relating to the Boltan Property. We intend to participate in and develop further wells on the Boltan Prospect if warranted, based upon the results that we receive from the initial well.

As of March 31, 2004, the Company had advanced a total of $3,617,725 under the Farm-in agreement with Olympia Energy, Inc. towards the drilling and development costs at the Bolton Prospect.  The Company determined there was an impairment related to the abandonment of the initial test well at the Bolton Prospect and, accordingly, recognized an impairment loss of $2,370,902 for the year ended March 31, 2003.

Note 4.  STOCKHOLDERS’ EQUITY

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

Summarized information relative to the Company’s stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2001	-	$ -
Granted	225,000	1.00
Outstanding at March 31, 2002 and 2003	225,000	1.00
Terminated	150,000	1.00
Outstanding at March 31, 2004	75,000	1.00

The options for 75,000 shares of common stock expire in 2006.

Note 5.  INCOME TAXES

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$5,123,000	$1,742,000

The net operating loss carryforward will expire through 2023.  The deferred tax asset has been fully reserved at March 31, 2004.  The change in the valuation allowance during the year ended March 31, 2004 was $43,000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss.  The net operating loss negates any provision for income taxes.

Note 6. RELATED PARTY TRANSACTIONS

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the years ended March 31, 2004 and 2003 were $38,520 for each year.

On July 1, 2002 the Company entered into an agreement with a related party in which the related party will provide management services for a monthly fee of $1,250.  The agreement was retroactive to April 1, 2002.  Total expenses recognized under this agreement for the years ended March 31, 2004 and 2003 were $15,000 for each year.

Note 7. LOANS PAYABLE - SHAREHOLDER

On August 1, 2003 the Company entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As of March 31, 2004, the Company has borrowed $458,404 under the loan.  In October 2003, the Company repaid a total of $86,430, thereby reducing the balance of the loan to $371,974.

 On January 16, 2004 the Company entered into another bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As of March 31, 2004, the Company has borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at July 13, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	51	June 4, 1999

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John R. Hislop, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Hislop has been the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  He is currently a director of Cubix Investments, Ltd. (formerly named Cubix Investments Inc.), a holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as President of Q Investments Ltd. (formerly Cubix Investments, Ltd.) from February 1994 to February 2001.  In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. from March 1995 to June 27, 2002 (Mr. Hislop also served as President from March 1997 to January 1998), Ultra Petroleum Corp. from March 1993 to January 2001 (Mr. Hislop also served as CFO from December 1994 to December 1997), Rio Amarillo Mining Ltd. prior to April 1994, Spectrum Resources, Ltd. from September 1996 to November 1997, Exxel Energy Corp. since October 15, 2001 (Mr. Hislop also served as President since October 15, 2001), Warrior Energy N.V. (formerly Luxmatic Technologies N.V.) since October 1997 (Mr. Hislop has also served as President since 1997), KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as President, Secretary, CEO and CFO from July 1997 to August 1997), Ultra Holdings Inc. from July 1999 to November 2001 (Mr. Hislop also has served as President since July 1999), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000, Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) since June 1999, and Patriot Petroleum Corp. since April 1999.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Code of Ethics

Effective July 13, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)  compliance with applicable governmental laws, rules and regulations;

(4)  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Nation Energy Inc., Suite 1100 - 609 West Hastings Street, Vancouver, British Columbia, V6B 4W4.

Item 10.   Executive Compensation.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last fiscal year.  No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
John Hislop(2) President, CEO, Secretary, CFO and Director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	N/A N/A	Nil Nil 75,000(3)	Nil Nil Nil	Nil Nil Nil
Donald Sharpe(4) former President, CEO and Director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	$15,298 $15,563(5) 1,255(5)	Nil Nil 150,000(6)	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Hislop was appointed the President and CEO of our company on October 22, 2003.

(3) On July 20, 2001, we granted 75,000 stock options to Mr. Hislop, with each option entitling Mr. Hislop to purchase one common share at an exercise price of $1.00 per common share up to July 20, 2006.

(4) Mr. Sharpe resigned as our President, CEO and director of our company on October 22, 2003.

(5) On March 1, 2002, a verbal arrangement became effective with Mr. Sharpe to receive remuneration in the amount of Cdn $2,000 per month for services rendered.  This arrangement was finalized pursuant to a Management Agreement dated July 1, 2002 between the Company and D. Sharpe Management Inc., a private management company wholly owned by Mr. Sharpe.  The Management Agreement terminated as of the date of Mr. Sharpe's resignation as our President, CEO and director.

(6) On July 20, 2001, we granted 150,000 stock options to Mr. Sharpe, with each option entitling Mr. Sharpe to purchase one common share at an exercise price of $1.00 per common share up to July 20, 2006.  The stock option agreement terminated on January 20, 2004.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2004.

VALUE OF THE OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS IN THE YEAR ENDED MARCH 31, 2004

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as March 31, 2004 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at March 31, 2004 Exercisable / Unexercisable(1)
Donald Sharpe(2)	Nil	Nil	150,000 exercisable	Nil
John Hislop	Nil	Nil	75,000 exercisable	Nil

(1)          The closing price on March 31, 2004 was $0.13.

(2)          Mr. Sharpe resigned as our President, Chief Executive Officer and Director on October 22, 2003.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2004.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2004.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of June 16, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Jeffrey L. Taylor 500 N. Rainbow Blvd., Suite 300 Las Vegas, NV 89107	920,000	5.7%
Jayco Investments(2) Palm Court, 28 Pine Road Belleville, St, Michael Barbados	11,010,000	68.7%
John Hislop 1589 Marpole Avenue Vancouver, BC V6J 2R9	75,000(3)	*%
Directors and Executive Officers as a Group	75,000(3)	*%

*             Less than 1%

(1)    Based on 16,020,000 shares of common stock issued and outstanding as of June 16, 2004.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)    Jayco Investments  is a private company, wholly-owned by   John Hislop, our Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

(3)     Includes options to acquire an aggregate of 75,000 shares of common stock, exercisable within sixty days.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2004.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
75,000	$1.00	2,425,000

Item 12.  Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. We receive administrative services and back office support under an oral administrative service agreement with Caravel Management Corp., pursuant to which we are charged $3,000 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our Chairman, President, Chief Executive Officer, Secretary and Chief Financial Officer.  The agreement with Caravel Management Corp. is on a month to month basis.

We entered into a Management Agreement dated July 1, 2002 with D. Sharpe Management, a company wholly-owned by Donald Sharpe, our former President and director, to which we were charged $2,000 Cdn per month for Mr. Sharpe's management services. This agreement became effective March 1, 2002 and terminated upon Mr. Sharpe's resignation on October 22, 2003.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

Reports of Form 8-K

On October 23, 2003, we filed a current report on Form 8-K announcing the resignation of Donald Sharpe as our President and a director of our company.

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

3.4          Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on June 30, 2003)

3.5          Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on June 30, 2003)

(10)        Material Contracts

10.1        1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2        Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002).

10.3        Management Agreement with D. Sharpe Management Ltd., July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2002).

(14)        Code of Ethics

14.1*      Code of Business Conduct and Ethics

(31)        Section 302 Certifications

31.1*      Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)        Section 906 Certifications

32.1*      Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

Item 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co. LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, 2003, September 30, 2003 and December 31, 2003 were $11,800.

Audit Related Fees

For the fiscal years ended March 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Stark Winter Schenkein & Co. LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $NIL.

Tax Fees

For the fiscal years ended March 31, 2004 and 2003, the aggregate fees billed by Stark Winter Schenkein & Co. LLP for other non-audit professional services, other than those services listed above, totalled $1,000.

We do not use Stark Winter Schenkein & Co. LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Stark Winter Schenkein & Co. LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Stark Winter Schenkein & Co. LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

▪ approved by our audit committee (which consists of John Hislop); or

▪ entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors.  The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Stark Winter Schenkein & Co. LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Stark Winter Schenkein & Co. LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY INC.

By:  /s/ John Hislop
John Hislop, President, Chief Executive Officer, Secretary
Chairman and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:  July 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Hislop
John Hislop	President, Chief Executive Officer, Chairman, Secretary, Chief Financial Officer and Director	July 15, 2004