Form 10QSB
period 2004-06-30
NATION ENERGY INC
filed 2004-08-16
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

16,020,000 common shares outstanding as of August 10, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Nation Energy, Inc.
Balance Sheet
June 30, 2004
(Unaudited)

ASSETS

Current assets:
Cash	$ 11,620
Prepaid expenses	28,686
Total current assets	40,306

Unproved oil and gas properties - full cost method	1,263,021

$ 1,303,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 200,357
Accounts payable and accrued expenses-related party	108,791
Loans payable - shareholder	522,758
Total current liabilities	831,906

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,422,212)
462,188

Accumulated other comprehensive income:
Currency translation adjustment	9,233
Total Stockholders' equity	471,421

$ 1,303,327

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003

Revenue:	$ -	$ -

Costs and expenses:
General, selling and administrative	18,046	32,492
Total costs and expenses	18,046	32,492

Other income (expense):
Interest expense	(21,051)	-
Interest income	9	667

Net (loss)	(39,088)	(31,825)

Foreign currency transaction adjustment	(136)	11,024

Comprehensive (loss)	$ (39,224)	$ (20,801)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net cash (used in) operating activities	$ 9,408	$ (293,163)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(16,198)	(134,581)
Net cash (used in) investing activities	(16,198)	(134,581)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) in cash	(6,790)	(427,744)

Beginning cash	18,410	446,216

Ending cash	$ 11,620	$ 18,472

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.

Notes to Financial Statements

June 30, 2004

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.   For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of and for the year ended March 31, 2004.

Certain prior year amounts have been reclassified for comparative purposes.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,422,212 and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 4.  Unproved Oil and Gas Properties

During the three months ended June 30, 2004 the Company invested $16,198 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of June 30, 2004, management has determined that there was no impairment of their unproved oil and gas properties.

Nation Energy, Inc.

Notes to Financial Statements

June 30, 2004

(Unaudited)

Note 5:  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the three months ended June 30, 2003 and 2004 were $9,630 for each period.

On July 1, 2002 the Company entered into an agreement with a related party in which the related party will provide management services for a monthly of $1,250.  Total expenses recognized under this agreement for the three months ended June 30, 2003 and 2004 were $3,750 for each period.

During the period need June 30, 2004, the Company accrued $21,051 of interest expense on the loans payable – shareholder.

At June 30, 2004, accounts payable and accrued expenses – related party was $108,791.

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

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.   Total costs incurred by Nation for the Bolton Prospect to date are $3,617,725.

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

In January and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect  09-09-59-02-W6M, the Bolton well, to market pipeline infrastructure in order to enable production from the Gething gas bearing zone and the additional up hole zone in the wellbore.  Concurrent with the pipeline installation program the Bolton well was reentered to facilitate tubing installation and  production optimization.  Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested.  The Bolton well commenced production from the Gething zone on June 1, 2004 at an average rate of approximately one million cubic feet per day on gross basis.  We have a 25% working interest in the production from the Bolton well.

Our primary objective over the 12 months ending June 30, 2005, will be to continue to participate in the Farm-in Agreement with relating to the Bolton Property. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

We have not received any material operating revenues from the date of our formation in April 18, 1988 to June 30, 2004.   We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.  Discussion and analysis related to significant operating activities undertaken during the three months ended June 30, 2004 is set out below.

Results of Operations

Three Month Period Ended June 30, 2004 Compared to Three Month Period Ended June 30, 2003

We incurred a net operating loss of $39,224 for the three months ended June 30, 2004, compared to a net loss of $20,801 for the three months ended June 30, 2003.  The net loss per common share for the three months ended June 30, 2004 was $0.00, compared to a net loss per common share for the three months ended June 30, 2003 of $0.00.

Discussion and analysis related to significant operating activities undertaken during the three months ended June 30, 2004 is set out below.

Lack of Revenues

As at June 30, 2004 we had not generated any material revenues to date from operations.   Although the Bolton well began producing in June 1, 2004, as at June 30, 2004 we had not received any material revenues from such production due to costs associated with the commencement of production.  We generated $9 in income from interest during the three month period ended June 30, 2004, compared to $667 in interest income during the three month period ended June 30, 2003.

Investment

As at June 30, 2004, we have invested a total of $3,633,923 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $16,198 was invested during the three month period ended June 30, 2004.  However, given the results that we had received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment (in prior fiscal years) on the Bolton Prospect to date.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton Prospect.  As of June 30, 2004 and June 30, 2003, our cash and cash equivalent balances were $11,620 and $18,472, respectively.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the Farm-in Agreement with Olympia Energy for the development of the Bolton Prospect.

We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the Farm-in Agreement.

Plan of Operation

Our primary objectives over the 12 months ending June 30, 2005, will be to continue to participate in the Farm-in agreement with Olympia Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2005.

Employees

Over the twelve months ending June 30, 2005, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our director and officer.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of June 30, 2004, we have not capitalized any internal costs.

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

We are dependent upon Accrete Energy Inc.’s expertise in the area of oil and gas exploration.

Under the Farm-in Agreement, Accrete Energy Inc. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest under the Farm-in Agreement and we are therefore dependent upon Accrete Energy Inc. expertise in the area of oil and gas exploration.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time.  Our company did not hold any formal board meetings during the quarter ended June 30, 2004.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

3.5 Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Form 10-KSB, filed on June 30, 2003)

3.6          Amended and Restated Bylaws (incorporated by reference from our Form 10-QSB filed on November 14, 2003)

(10)        Material Contracts

10.1 1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2 Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002)

10.4 Bridge Loan Agreement with John Hislop, dated August 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 17, 2004)

10.5 Bridge Loan Agreement with John Hislop, dated January 14, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 17, 2004)

(14)        Code of Ethics

14.1        Codes of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on July 15, 2004)

(31)        306 Certifications

31.1**    Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated August 10, 2004;

(32)        906 Certifications

32.1**    Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated August 10, 2004

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By:           John Hislop
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 16, 2004.