Form 10QSB
period 2004-09-30
NATION ENERGY INC
filed 2004-11-19
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

16,020,000 common shares outstanding as of November 4, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nation Energy, Inc.
Balance Sheet
September 30, 2004
(Unaudited)

ASSETS

Current assets:
Cash	$ 11,654
Accounts Receivable	69,148
Prepaid expenses	28,649
Total current assets	109,451

Unproved oil and gas properties - full cost method	1,258,021

$ 1,367,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 215,097
Accounts payable and accrued expenses-related party	144,192
Loans payable - shareholder	522,758
Total current liabilities	882,047

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,408,500)
475,900

Accumulated other comprehensive income:
Currency translation adjustment	9,525
Total Stockholders' equity	485,425

$ 1,367,472

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month period ended		For the Six Month period ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Revenue:	$ 53,980	$ -	$ 53,980	$ -

Costs and expenses:
General, selling and administrative	18,140	21,069	36,186	42,537
Total costs and expenses	18,140	21,069	36,186	42,537

Operating income (loss)	35,840	(21,069)	17,794	(42,537)

Other income (expense):
Interest expense	(22,137)	(7,437)	(43,188)	(7,437)
Interest income	9	82	18	749

Net income (loss)	13,712	(28,424)	(25,376)	(49,225)

Foreign currency gain (loss)	292	-	156	-

Comprehensive income (loss)	$ 14,004	$ (28,424)	$ (25,220)	$ (49,225)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 4,442	$ (424,434)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(11,198)	(239,928)
Net cash (used in) investing activities	(11,198)	(239,928)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	-	458,404
Net cash provided by financing activities	-	458,404

Net (decrease) in cash	(6,756)	(205,958)

Beginning cash	18,410	446,216

Ending cash	$ 11,654	$ 240,258

The accompanying notes are an integral part of the financial statements

Nation Energy, Inc.
Notes to Financial Statements
September 30, 2004
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.   For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of and for the two years ended March 31, 2004.

Certain prior year amounts have been reclassified for comparative purposes.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,408,500 and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.    At September 30, 2004, the Company had negative working capital of $772,596.

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

Note 4.  Unproved Oil and Gas Properties

During the six months ended September 30, 2004 the Company invested $11,198 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of September 30, 2004, management has determined that there was no impairment of their unproved oil and gas properties.

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

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (the "Farm-in Agreement") under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the "Bolton Prospect").  Under the terms of the Farm-in Agreement, we will fund

25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect.  Drilling costs for the Bolton Prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.   Total costs incurred by Nation for the Bolton Prospect to date are $3,628,923.

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

In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections in the Bolton area.  Nation and its partners commenced a re-entry and completion of a shallow formation that is thought to be productive in these lands in wellbore 08-09-59-02-W6M in August 2003. The program was completed in late August 2003 and the zone as tested is not deemed commercially productive.  In October 2003, Nation and its partners reentered wellbore 08-09-59-02-W6M to test an additional zone. The zone of interest has been perforated and has been monitored with pressure recorders.  No further work is planned with respect to the zones as tested.

In January and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect  09-09-59-02-W6M to market pipeline infrastructure in order to enable production from the Gething gas bearing zone and the additional up hole zone in the wellbore.  Concurrent with the pipeline installation program the 09-09-59-02-W6M wellbore was reentered to facilitate tubing installation and  production optimization.  Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested.  The Gething zone was expected to produce at an initial rate of 750 thousand cubic feet per day with first production scheduled for June 2004.  Accrete Energy Inc. assumed Olympia Energy’s interests and became operator of the Bolton Property in place of Olympia Energy.

The well was turned to sales June 2004 and produced approximately 35.4 million cubic feet of gas in it first month of production, (an average of  1,178 thousand cubic feet of gas per day) exceeding original expectations.  The well’s production continues to decline and in September produced approximately 30 million cubic feet of gas (an average rate of 999 thousand cubic feet per day). Our share of production before royalties is 25%.  Our primary objective over the 12 months ending June 30, 2005, will be to continue to participate in the Farm-in Agreement relating to the Bolton Property. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

Prior to the revenues obtained from Bolton 09-09-59-02-W6M wellbore production we have not received any operating revenues from the date of our formation in April 18, 1988.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Three Month Period Ended September 30, 2004 Compared to Three Month Period Ended September 30, 2003

The well was turned to sales June 2004 and the 35.4 million cubic fee of gas produced resulted in the first revenues earned by the Company, amounting to net $53,980 to date.   We incurred net operating income of $14,004 for the three months ended September 30, 2004, compared to a net loss of $28,424 for the three months ended September

30, 2003.  The net loss per common share for the three months ended September 30, 2004 was $0.00, compared to a net loss per common share for the three months ended September 30, 2003 of $0.00.

Discussion and analysis related to significant operating activities undertaken during the three months ended September 30, 2004 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any material revenues continues to be uncertain.  We generated $9 in income from interest during the three month period ended September 30, 2004, compared to $82 in interest income during the three month period ended September 30, 2003.

Investment

As at September 30, 2004, we have invested a total of $3,628,923 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, nil was invested during the three month period ended September 30, 2004.  However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Six Month Period Ended September 30, 2004 Compared to Six Month Period Ended September 30, 2003

We incurred a net operating loss of $25,376 for the six months ended September 30, 2004, compared to a net loss of $49,225 for the six  months ended September 30, 2003.  The net loss per common share for the six months ended September 30, 2004 was $0.00, compared to a net loss per common share for the six months ended September 30, 2003 of $0.00.

Discussion and analysis related to significant operating activities undertaken during the six months ended September 30, 2004 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any material revenues continues to be uncertain.  We generated $18 in income from interest during the six month period ended September 30, 2004, compared to $749 in interest income during the six month period ended September 30, 2003.

Investment

As at September 30, 2004, we have invested a total of $3,628,923 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect.  Of this investment, $11,198 was invested during the six month period ended September 30, 2004.  However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton Prospect.  As of September 30, 2004 and September 30, 2003, our cash and cash equivalent balances were $11,654 and $240,258 respectively.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this report we have borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the Farm-in Agreement with Accrete Energy Inc. for the development of the Bolton Prospect.

We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the Farm-in Agreement.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2005, will be to continue to participate in the Farm-in agreement with Accrete Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through September 30, 2005.

Employees

Over the twelve months ending September 30, 2005, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our director and officer.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  The provisions of SFAS 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of free financial instruments that embody obligations for the issuer.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on our financial statements or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003.  In addition, except in those certain instances, all provisions of this Statement should be applied prospectively.  The adoption of SFAS 149 did not have a material effect on our financial statements or results of operations.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of September 30, 2004, we have not capitalized any internal costs.

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

Under the Farm-in Agreement, Olympia Energy Inc, and now Accrete Energy Inc. as successor, will act as operator for the purposes of carrying out the work necessary at Bolton and we are therefore dependent upon Accrete Energy Inc. expertise in the area of oil and gas exploration.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended September 30, 2004.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Item 6. Exhibits.

Financial Statements Filed as a Part of the Quarterly Report

Our unaudited interim financial statements include:

Balance Sheet

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

14.1        Codes of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on July 15, 2004)

(31)        306 Certifications

31.1**    Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated November 19, 2004;

(32)        906 Certifications

32.1**    Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated November 19, 2004

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By: “John R Hislop”
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: November 19, 2004.