Form 10QSB
period 2004-12-31
NATION ENERGY INC
filed 2005-02-23
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
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

16,020,000 common shares outstanding as of January 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nation Energy, Inc
Balance Sheet
December 31, 2004
(Unaudited)

ASSETS

Current assets:
Cash	$ 78,188
Accounts Receivable	66,323
Prepaid expenses	28,613
Total current assets	173,124

Unproved oil and gas properties - full cost method	1,264,023

$ 1,437,147

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 212,303
Accounts payable and accrued expenses-related party	180,316
Loans payable - shareholder	522,758
Total current liabilities	915,377

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,376,896)
507,504
Accumulated other comprehensive income:
Currency translation adjustment	14,266
Total Stockholders' equity	521,770

$ 1,437,147

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)
	For the Three Months		For the Nine Months

	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Revenue:	$ 139,413	$ -	$ 225,895	$ -

Cost of Revenues:
Operating expenses	14,013	-	39,793	-
Royalties	53,970	-	60,692	-
	67,983	-	100,485	-

Gross Margin	71,430	-	125,410	-

Costs and expenses:
General, selling and administrative	16,924	18,910	53,110	61,447
Total costs and expenses	16,924	18,910	53,110	61,447

Operating income (loss)	54,506	(18,910)	72,300	(61,447)

Other income (expense):
Interest expense	(22,973)	(15,669)	(66,161)	(23,106)
Interest income	71	155	89	904

Net income (loss)	31,604	(34,424)	6,228	(83,649)

Foreign currency gain (loss)	4,741	-	4,897	-

Comprehensive income (loss)	$ 36,345	$ (34,424)	$ 11,125	$ (83,649)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 76,978	$ (370,961)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(17,200)	(390,187)
Net cash (used in) investing activities	(17,200)	(390,187)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	-	458,404
Payments on loan payable - shareholder	-	(86,430)
Net cash provided by financing activities	-	371,974

Net increase (decrease) in cash	59,778	(389,174)

Beginning cash	18,410	446,216

Ending cash	$ 78,188	$ 57,042

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Notes to Financial Statements
December 31, 2004
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended March 31, 2004. Certain prior year amounts have been reclassified for comparative purposes.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,376,896 and is reliant on raising capital to initiate its business plan. The Company's ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations. At December 31, 2004, the Company had negative working capital of $742,253.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3: Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive common stock equivalents exist, they are not considered in the computation.

Note 4. Unproved Oil and Gas Properties

During the nine months ended December 31, 2004 the Company invested $17,200 in unproved oil and gas properties.

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties. As of December 31, 2004, management has determined that there was no impairment of their unproved oil and gas properties.

Note 5. Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

Note 6. Subsequent Event

On January 10, 2005 we entered into a farmin agreement with Netco Energy Inc. ("Netco) as to certain interests in two sections at Bolton. Under the terms of the agreement, Netco will earn 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of Accrete Energy Inc. operated exploratory well Boltan 14-10-59-2W6, a location offsetting the Bolton 09-09-59-02-W6M wellbore. Netco will earn a 9% interest, after payout, in the test well and well spacing unit and one additional section of land. Our interests in the two sections of land and Boltan 14-10-59-2W6 wellbore after payout will be 6%. Gross drilling and casing costs are estimated at $2,000,000.

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

As used in this quarterly report, the terms "we", "us", "our", "Nation" and "Nation Energy" mean Nation Energy, Inc., unless otherwise indicated.

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

In January and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect 09-09-59-02-W6M to market pipeline infrastructure in order to enable production from the Gething gas bearing zone and the additional up hole zone in the wellbore. Concurrent with the pipeline installation program the 09-09-59-02-W6M wellbore was reentered to facilitate tubing installation and production optimization. Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested. The Gething zone was expected to produce at an initial rate of 750 thousand cubic feet per day with first production scheduled for June 2004. Accrete Energy Inc. assumed Olympia Energy's interests and became operator of the Bolton Property in place of Olympia Energy.

The well was turned to sales June 2004 and produced approximately 35.4 million cubic feet of gas in it first month of production, (an average of 1,178 thousand cubic feet of gas per day) exceeding original expectations. The well continues to produce and decline and in December 2004 produced approximately 28.9 million cubic feet of gas (an average rate of 934 thousand cubic feet per day). Our share of production before royalties is 25%. Our primary objective over the 12 months ending December 31, 2005, will be to continue to participate in the Farm-in Agreement relating to the Bolton Property. We intend to participate in and develop further wells on the Bolton Prospect if warranted, based upon the results that we receive from the initial well.

Prior to the revenues obtained from Bolton 09-09-59-02-W6M wellbore production we have not received any operating revenues from the date of our formation in April 18, 1988.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

On January 10, 2005 we entered into a farmin agreement with Netco Energy Inc. as to certain interests in two sections at Bolton. Under the terms of the agreement, Netco Energy Inc. will earn 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of Accrete Energy Inc. operated exploratory well Boltan 14-10-59-2W6, a location offsetting the Bolton 09-09-59-02-W6M wellbore. Netco Energy Inc. will earn a 9% interest, after payout, in the test well and well spacing unit and one additional section of land. Our interests in the two sections of land and Boltan 14-10-59-2W6 wellbore after payout will be 6%. Gross drilling and casing costs are estimated at $2,000,000.

Results of Operations

Three Month Period Ended December 31, 2004 Compared to Three Month Period Ended December 31, 2003

The well was turned to sales June 2004 and the 35.4 million cubic fee of gas produced resulted in the first revenues earned by the Company, amounting to net $125,410 to date. We incurred net income of $31,604 for the three months ended December 31, 2004, compared to a net loss of $34,424 for the three months ended December 31, 2003.  The net earnings per common share for the three months ended December 31, 2004 was Nil, compared to a net loss per common share for the three months ended December 31, 2003 of Nil.

Discussion and analysis related to significant operating activities undertaken during the three months ended December 31, 2004 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any material revenues continues to be uncertain. We generated $71 in income from interest during the three month period ended December 31, 2004, compared to $155 in interest income during the three month period ended December 31, 2003.

Investment

As at December 31, 2004, we have invested a total of $3,634,925 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect. Of this investment, $6,002 was invested during the three month period ended December 31, 2004. However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Nine Month Period Ended December 31, 2004 Compared to Nine Month Period Ended December 31, 2003

We had net income of $6,228 for the nine months ended December 31, 2004, compared to a net loss of $83,649 for the nine months ended December 31, 2003.  The net earnings per common share for the nine months ended December 31, 2004 was Nil , compared to a net loss per common share for the nine months ended December 31, 2003 of $0.01.

Discussion and analysis related to significant operating activities undertaken during the nine months ended December 31, 2004 is set out below.

Lack of Revenues

We have not generated any material revenues to date from operations.  At this time, our ability to generate any material revenues continues to be uncertain. We generated $89 in income from interest during the nine month period ended December 31, 2004, compared to $904 in interest income during the nine month period ended December 31, 2003.

Investment

As at December 31, 2004, we have invested a total of $3,634,925 under the Farm-in Agreement with Olympia Energy Inc. towards the drilling and development costs of the initial well at the Bolton Prospect. Of this investment, $17,200 was invested during the nine month period ended December 31, 2004. However, given the results that we have received on the Bolton Prospect to date, we have recorded a $2,370,902 impairment on the Bolton Prospect to date.

Liquidity and Capital Resources

We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton Prospect.  As of December 31, 2004 our cash and cash equivalent balance was $78,188.  On August 1, 2003 we entered into a bridge loan agreement with a related party. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. As at the date of this report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a second bridge loan agreement with a related party. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. As at the date of this report we have borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan. Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the Farm-in Agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the Farm-in Agreement with Accrete Energy Inc. for the development of the Bolton Prospect.

We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition. Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the Farm-in Agreement.

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2005, will be to continue to participate in the Farm-in agreement with Accrete Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions. Subsequent to quarter end, we entered into a farmin agreement with Netco Energy Inc. as to certain interests in two sections at Bolton. Our objective is to develop under the the terms of the agreement, drilling and development of an exploratory well.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research over the next twelve months. We anticipate expenses for the development of the Bolton Prospect as set out above under our "Plan of Operations".

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2005.

Employees

Over the twelve months ending December 31, 2005, we do not anticipate an increase in the number of employees that we may retain  We currently have no employees other than our director and officer.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable - related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net (Loss) per Common Share

We follow Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share." Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of December 31, 2004, we have not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

We follow SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

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

We are dependent upon Accrete Energy Inc.'s expertise in the area of oil and gas exploration.

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

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time. Our company did not hold any formal board meetings during the quarter ended December 31, 2004. All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

3.5 Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Form 10-KSB, filed on June 30, 2003)

3.6 Amended and Restated Bylaws (incorporated by reference from our Form 10-QSB filed on November 14, 2003)

(10) Material Contracts

10.1 1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on March 31, 2000)

10.2 Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 14, 2002)

10.4 Bridge Loan Agreement with John Hislop, dated August 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 17, 2004)

10.5 Bridge Loan Agreement with John Hislop, dated January 14, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on February 17, 2004)

10.6 Agreement with Netco Energy Inc., dated January 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 28, 2005)

(14) Code of Ethics

14.1 Codes of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on July 15, 2004)

(31) 306 Certifications

31.1** Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated February 22, 2005;

(32) 906 Certifications

32.1** Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hislop, dated February 22, 2005.

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By: "John R Hislop"
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: February 22, 2005