Form 10KSB
period 2005-03-31
NATION ENERGY INC
filed 2005-07-22
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-30193

NATION ENERGY INC.
(Name of small business issuer in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1100 609 West Hastings Street Vancouver British Columbia	V6B 4W4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (800) 400-3969

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $343,530

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,935,000 common shares @ $0.20 (1) = $987,000

(1) Average of bid and ask closing prices on June 28, 2005.

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

16,020,000 common shares issued and outstanding as of June 30, 2005.

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

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We entered into a Quitclaim, Release and Assumption Agreement, dated December 6, 2001, with VRD, Inc. and Saurus Resources, pursuant to which we disposed of any and all interests that we held in the oil and gas leases located in the Greater Trona Area of Sweetwater County, Wyoming.  We felt that this was in the best interests of our company given our potential liability under the oil and gas leases and the fact that it was unlikely that the properties in question had any realizable value.  We wrote off the remaining value of the properties.

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

Olympia Energy, the operator of the well, presented the partners, including Nation Energy Inc., with a proposed program including further logging of the Leduc formation in the well and, if warranted, further production testing. The estimated cost of the logging program was $133,580 and the estimated cost of the production testing was $454,840. We participated in the program. The logging and testing program began in February 2003. Testing has shown the Leduc formation to be non-productive, and the zone has been plugged and abandoned.

In March 2003, we participated in a testing program in wellbore 09-09-59-02-W6M on the shallower Gething formation and at March 31, 2003, the Gething was producing gas on test. The operator shut-in the well for spring break-up. The operator returned to wellbore 09-09-59-02-W6M in July 2003 and in August 2003 tested an additional zone up hole from the Gething formation and was able to produce gas on flow test.

In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections of land in the Boltan area. We and our partners commenced a re-entry and completion of a shallow formation that was thought to be productive in these lands in wellbore 08-09-59-02-W6M in August 2003. The program was completed in late August 2003 and the zone as tested was not deemed commercially productive. In October 2003, we and our partners reentered wellbore 08-09-59-02-W6M to test an additional zone. The zone of interest has been perforated and has been monitored with pressure recorders. No further work is planned with respect to the zones as tested.

In January and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect 09-09-59-02-W6M to market pipeline infrastructure in order enable production from the Gething gas bearing zone and the additional up hole zone in the wellbore. Concurrent with the pipeline installation program the 09-09-59-02-W6M wellbore was reentered to facilitate tubing installation and production optimization. Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested. The Gething zone was expected to produce at an initial rate of 750 thousand cubic feet per day with first production scheduled for June 2004. Accrete Energy Inc. assumed Olympia Energy’s interests and became operator of the Boltan prospect in place of Olympia Energy.

The 09-09-59-02-W6M well was turned to sales June 2004 and produced approximately 35.4 million cubic feet of gas in its first month of production (an average of 1,178 thousand cubic feet of gas per day) exceeding original expectations; our share of production before royalties is 25%. In December 2004 the well produced approximately 28.9 million cubic feet of gas (an average rate of 934 thousand cubic feet per day). Since January 2005 the Boltan 09-09-59-02 W6M has produced on a restricted and interrupted basis due to facilities constraints.

On January 10, 2005 we entered into a farm-in agreement with Netco Energy Inc. as to certain interests in two sections at Boltan. Under the terms of the agreement, Netco Energy Inc. will earn 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of Accrete Energy Inc. operated exploratory well Boltan 14-10-59-2W6, a location offsetting the Boltan 09-09-59-02-W6M wellbore. Gross drilling and casing costs were projected at $2,000,000. Netco Energy Inc. will earn a 9% interest, after payout, in the test well and well spacing unit and one additional section of land. Our interests in the two sections of land and Boltan 14-10-59-2W6 wellbore after payout will be 6%. The Boltan 14-10-59-2W6 well has been drilled and successfully completed. As of March 31, 2005 a gathering line has been laid. Due to facilities constraints the operator recommends installing compression facilities, that if installed, would enable the well to flow to sales on an uninterrupted basis. Based on initial production tests the well is forecast to produce at a gross raw gas rate of two million cubic feet per day. The compression facilities, if installed, will also enable the Boltan 09-09-59-02W6M wellbore to flow on an unrestricted and uninterrupted basis.

Our primary objective over the 12 months ending March 31, 2006, will be to continue to participate in the farm-in agreement relating to the Boltan prospect. We intend to participate in and develop further wells on the Boltan prospect if warranted. Prior to the revenues obtained from Boltan 09-09-59-02 W6M wellbore production we have not received any operating revenues from the date of our formation on April 18, 1988. We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Geology and Reserve Summaries

Gilbert Laustsen Jung Associates, Inc. (“GLJ”) independent geological and petroleum engineering consultants of Calgary, Alberta, have prepared a report utilizing constant cost and price assumptions effective March 31, 2005, evaluated as of July 2005, for the crude oil and natural gas reserves attributable to the Boltan prospect (the “GLJ Report”). The GLJ Report is summarized in the table below.

Summary of Reserves and Values

	Proved Producing	Total Proved	Proved Plus Probable Producing	Total Proved Plus Probable
MARKETABLE RESERVES
Gas (MMcf)
Gross Lease	2,397	6,121	4,223	11,268
Total Company Interest	429	588	702	1,098
Net After Royalty	328	436	517	792
Natural Gas Liquids (Mbbl)

Gross Lease	18.6	46.1	32.8	84.9
Total Company Interest	3.3	4.5	5.5	8.4
Net After Royalty	2.4	3.1	3.7	5.5
Oil Equivalent (Mbbl) 6 mcf : 1 bbl oil ; 1bbl NGL: 1 bbl oil
Gross Lease	418	1,066	737	1,963
Total Company Interest	75	103	123	191
Net After Royalty	57	76	90	137

BEFORE TAX PRESENT VALUE (thousand $Canadian)
0%	2,045	2,765	3,231	4,972
5%	1,498	2,039	1,922	2,956
8%	1,296	1,760	1,572	2,376
10%	1,192	1,614	1,412	2,106
12%	1,105	1,490	1,286	1,893
15%	998	1,337	1,141	1,648
20%	864	1,142	969	1,360

The GLJ Report contains an evaluation prior to provision for income taxes, interest, and site restoration costs and general and administrative costs, after deduction of royalties and estimated future capital. It should not be assumed that the discounted net present value estimated by GLJ represents the fair market value of the reserves. Where the present value is based on escalating or constant price and cost assumptions, there is no assurance that such price and cost assumptions will be attained and variances could be material.

We are subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, we may be liable for damages and the costs of removing hydrocarbon spills for which we are held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering our company liable for environmental damage without regard to actual negligence or fault. Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts of our company. We believe that we have complied in all material respects with applicable environmental laws and regulations.

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

Under the farm-in agreement, Olympia Energy Inc. and now Accrete Energy Inc, as successor, will act as operator for the purposes of carrying out the work necessary at Bolton and we are therefore dependent upon Accrete Energy Inc.’s expertise in the area of oil and gas exploration.

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

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission.  These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks.  These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock.  These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Wyoming law or otherwise, we have been advised that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

We own various non-operated working interests in the Boltan prospect, an oil and gas property located in the Smoky area near Grande Prairie, Alberta, Canada. Currently two wells capable of production exist on the property. The legal description of the Boltan prospect is TWP 59, Rge 2 W6M. The Boltan prospect includes petroleum and natural gas leases encompassing 5,760 total acres. Our principal executive office is located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, month to month.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "NEGY".  Prior to March 13, 2000, our common stock traded on the OTC Bulletin Board under the symbol "XCNT", which was a result of a change in our name from Excalibur Contracting, Inc. to our current name.  The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low prices of our common stock (obtained from yahoo.com) for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2003	$0.19	$0.10
December 31, 2003	$0.25	$0.14
March 31, 2004	$0.17	$0.13
June 30, 2004	$0.13	$0.08
September 30, 2004	$0.12	$0.08
December 31, 2004	$0.10	$0.08
March 31, 2005	$0.35	$0.08

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

As of June 13, 2005, we had 16,020,000 shares of common stock outstanding and approximately 20 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception.  We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.  There are no restrictions that limit our ability to pay dividends on our shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2005.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
75,000	$1.00	2,425,000

Recent Sales of Unregistered Securities

We did not issue any shares during the three fiscal years ended March 31, 2005, 2004 and 2003.

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

Results of Operations

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

We incurred net earnings of $38,533 for the fiscal year ended March 31, 2005 compared to a net loss of $125,921 for the year ended March 31, 2004.  The net loss per common share for the fiscal year ended March 31, 2005 was $0.00, compared to a net loss per common share of $0.01 for the year ended March 31, 2004.  The earnings are primarily due to production and revenues received in the fiscal year ended March 31, 2005.  Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Investment

As at March 31, 2005, we have invested a total of $3,634,925 under the farm-in agreement with Accrete Energy Inc. towards the drilling and development costs of the initial well at the Bolton prospect. However, given the results that we had received on the Bolton prospect to date, we recorded a $2,370,902 impairment on the Bolton prospect during the fiscal year ended March 31, 2003. To date this property has had limited operations.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses and has not generated profitable operations since inception.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  As of March 31, 2005 and March 31, 2004, our cash and cash equivalent balances were $47,676 and $18,410, respectively. We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton prospect.  On August 1, 2003 we entered into a bridge loan agreement with a related party. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. As at the date of this annual report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a bridge loan agreement with a related party. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. As at the date of this annual report we have borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan. Given our cash balance, we anticipate that we will require

additional financing in order to fund our obligations under the farm-in agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the farm-in agreement with Accrete Energy for the development of the Bolton prospect.

We have limited operating history. We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition. Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose, other than the funds which we will be required to expend under the farm-in agreement.

Plan of Operation

Our primary objectives over the 12 months ending March 31, 2006, will be to continue to participate in the Farm-in agreement with Accrete Energy Inc. in regards to the development of the shallow formation in the Bolton Prospect and continue to investigate other potential oil and gas property acquisitions.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2006.

Employees

Over the twelve months ending March 31, 2006, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2005, we have not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis our board of directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the pre-production stage.

Segment Reporting

We follow SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in one business segment and will evaluate additional segment disclosure requirements as we expand operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Public Accounting Firm, dated July 15, 2005.

Balance Sheet as at March 31, 2005

Statements of Operations for the year ended March 31, 2005 and March 31, 2004

Statements of Changes in Stockholders' Equity for the year ended March 31, 2005and March 31, 2004

Statements of Cash Flows for the year ended March 31, 2005and March 31, 2004

Notes to the Financial Statements

REPORT OF REGISTERED INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying consolidated balance sheet of Nation Energy, Inc. as of March 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2005, and the results of its operations, and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

July 15, 2005

Nation Energy, Inc.
Statements of Operations

	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004
Revenue:	$ 343,530	$ -
Direct expenses:		
Royalties	91,328	-
Operating expenses	51,481	-
	200,721	-
Costs and expenses:		
General, selling and administrative	75,048	93,821
Operating income (loss)	125,673	(93,821)
Other income (expense)		
Interest expense	(90,377)	(42,486)
Interest income	151	1,017
Net income (loss)	35,447	(135,290)
Foreign currency translation gain	3,086	9,369
Comprehensive income (loss)	$ 38,533	$ (125,921)
Per share information:		
Weighted average number of common shares outstanding - basic and diluted	16,020,000	16,020,000
Net income (loss) per common share - basic and diluted	$ 0.00	$ (0.01)

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc. The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation. The Company is an oil and gas drilling company with properties located in Alberta Canada.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, loans payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2005, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the production stage.

The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees. The properties that are currently producing revenue have not yet qualified for reclassification to proved properties. Depreciation and depletion of the capitalized costs for producing oil and gas properties will be provided by the unit-of-production method based on proved oil and gas reserves.

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

Accounts Receivable

The Company uses the direct write off method for bad debts. This method expenses uncollectible accounts when they become unrealizable. Any difference between this method and the allowance method is not material.

Revenue Recognition

Revenues from the sale of oil and gas production are recognized when title passes, generally in the month of production.

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

Note 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,347,677, has committed up to $400,000 to complete drilling on the Bolton Prospect (See Note 3), and is reliant on raising capital to initiate its business plan.

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

Note 3. UNPROVED OIL AND GAS PROPERTIES

On November 21, 2001, the Company entered into a farm-in agreement with Olympia Energy Inc. (the Farm-in) under which the Company will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the Bolton Prospect), which encompasses 5,760 acres. Under the terms of the Farm-in, the Company will fund 25% of the cost to drill and complete a 4,800 meter well in the Bolton Prospect and will earn a 15% interest after payout in the Bolton Prospect. Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2005:

Exploration costs	$ 2,124,728
Development costs	1,510,197
Less: Asset impairment	(2,370,902)
$ 1,264,023

In January and February 2004, the Company participated in a 4.5 mile pipeline installation program designed to enable production from the Gething gas bearing zone. The Gething zone began production during the year ended March 31, 2005. The Company received oil and gas sales revenue of $343,530 during the fiscal year ended March 31, 2005.

As of March 31, 2005, the Company had advanced a total of $3,634,925 under the Farm-in agreement with Olympia Energy, Inc. towards the drilling and development costs at the Bolton Prospect.

On January 27, 2005, the Company entered into a farm-in agreement with Netco Energy Inc. (“Netco”) under which Netco will pay 100% of the costs related to the Company’s 15% working interest in the drilling and development of exploratory well Bolton 14-10-59-2W6, a 3500 meter test well operated by Accrete Energy Inc., to earn 60% of the Company’s interest in two sections of land in the Bolton area of Alberta. Netco will earn a 9% interest, after payout, in the well and the well spacing unit and one additional section of land. Estimated gross drilling and casting costs are approximately $2,000,000.

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

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

Summarized information relative to the Company’s stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2003	225,000	$1.00
Terminated	150,000	1.00
Outstanding at March 31, 2005 and 2004	75,000	$1.00

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$5,072,000	$1,725,000

The net operating loss carryforward will expire through 2024. The deferred tax asset has been fully reserved at March 31, 2005. The change in the valuation allowance during the year ended March 31, 2005 was $17,000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.

Note 6. RELATED PARTY TRANSACTIONS

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis. Total expenses recognized under this agreement for the years ended March 31, 2005 and 2004 were $38,520 for each year.

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

On July 1, 2002 the Company entered into an agreement with a related party in which the related party will provide management services for a monthly fee of $1,250. The agreement was retroactive to April 1, 2002. The agreement terminated during the fiscal year ended March 31, 2004. Total expenses recognized under this agreement for the years ended March 31, 2005 and 2004 were $nil and $14,000 respectively .

Note 7. LOANS PAYABLE – SHAREHOLDER

On August 1, 2003 the Company entered into a bridge loan agreement with a related party. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. As of March 31, 2005, the Company has borrowed $458,404 under the loan. In October 2003, the Company repaid a total of $86,430, thereby reducing the balance of the loan to $371,974.

On January 16, 2004 the Company entered into another bridge loan agreement with a related party. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. As of March 31, 2005, the Company has borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan.

Note 8. SUBSEQUENT EVENTS

Subsequent to year end, the Company was served with a writ of claim for CDN$207,591. The Company has recorded all but a disputed amount in accounts payable. The total recorded in accounts payable, property is CDN$172,488 or $116,087. Currently, the Company is negotiating terms of a settlement, which has yet to be determined, and the final outcome cannot be reasonably estimated.

Also, subsequent to year end, the Company obtained additional funds in the form of a loan from a shareholder in the amount of CDN $250,000. The terms of the loan are being negotiated.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As at June 13, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	52	June 4, 1999

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

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the president and chief executive officer of our company since October 22, 2003 and the chairman, chief financial officer, secretary and a director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  He is currently a director of Q Investments Ltd. (formerly named Cubix Investments, Ltd.), a holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as president of Q Investments Ltd. (formerly Cubix Investments, Ltd.) from February 1994 to February 2001.  In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. from March 1995 to June 27, 2002 (Mr. Hislop also served as president from March 1997 to January 1998), Ultra Petroleum Corp. from March 1993 to January 2001 (Mr. Hislop also served as chief financial officer from December 1994 to December 1997), Rio Amarillo Mining Ltd. prior to April 1994, Spectrum Resources, Ltd. from September 1996 to November 1997, Exxel Energy Corp. since October 15, 2001 (Mr. Hislop also served as president since October 15, 2001), Warrior Energy N.V. (formerly Luxmatic Technologies N.V.) since October 1997 (Mr. Hislop has also served as president since 1997), KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as president, secretary, chief executive officer and chief financial officer from July 1997 to August 1997), Ultra Holdings Inc. from July 1999 to November 2001 (Mr. Hislop also has served as president since July 1999), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000, Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) from June 1999 to June 17, 2004, and Patriot Petroleum Corp. since April 1999.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

- any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Code of Ethics

Effective July 13 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB filed on July 15, 2004. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Nation Energy Inc., Suite 1100 - 609 West Hastings Street, Vancouver, British Columbia, V6B 4W4.

Item 10.	Executive Compensation.

The following table summarizes the compensation paid to our president and chief executive officer during the last fiscal year.  No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
John Hislop(2) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Donald Sharpe(3) former President, Chief Executive Officer and Director	2005 2004 2003	N/A N/A Nil	N/A N/A Nil	Nil N/A $15,563(4)	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil

(1) The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(3) Mr. Sharpe resigned as our president, chief executive officer and director of our company on October 22, 2003.

(4) On March 1, 2002, a verbal arrangement became effective with Mr. Sharpe to receive remuneration in the amount of Cdn $2,000 per month for services rendered. This arrangement was finalized pursuant to a management agreement dated July 1, 2002 between our company and D. Sharpe Management Inc., a private management company wholly owned by Mr. Sharpe. The management agreement terminated as of the date of Mr. Sharpe's resignation as our president, chief executive officer and director.

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

Employment or Consulting Agreements

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2005.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2005.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2005.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2005.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of June 13, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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
* Less than 1%

(1)    Based on 16,020,000 shares of common stock issued and outstanding as of June 13, 2005.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Jayco Investments is a private company, wholly-owned by John Hislop, our chairman, president, chief executive officer, chief financial officer, secretary and director.

(3) Includes options to acquire an aggregate of 75,000 shares of common stock, exercisable within sixty days.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. We receive administrative services and back office support under an oral administrative service agreement with Caravel Management Corp., pursuant to which we are charged Cdn$3,000 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  The agreement with Caravel Management Corp. is on a month to month basis.

We entered into a management agreement dated July 1, 2002 with D. Sharpe Management, a company wholly-owned by Donald Sharpe, our former President and director, to which we were charged Cdn$2,000 per month for Mr. Sharpe's management services. This agreement became effective March 1, 2002 and terminated upon Mr. Sharpe's resignation on October 22, 2003.

Item 13.	Exhibits

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3)	Articles of Incorporation/Bylaws

3.1            Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000)

3.2            Certificate of Amendment of Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000)

3.3            Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000)

3.4            Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2003)

3.5            Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2003)

(10)	Material Contracts

10.1          1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000)

10.2          Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2002).

10.3          Management Agreement with D. Sharpe Management Ltd., July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002).

10.4          Agreement with Netco Energy Inc. dated January 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 15, 2004).

(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 906 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co. LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2005 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, 2004, September 30, 2004 and December 31, 2004 were $13,350.

Audit Related Fees

For the fiscal years ended March 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Stark Winter Schenkein & Co. LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended March 31, 2005 and 2004, the aggregate fees billed by Stark Winter Schenkein & Co. LLP for other non-audit professional services, other than those services listed above, totalled $1,000.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Stark Winter Schenkein & Co. LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of John Hislop); or

•               entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

Date: July 22, 2005