Form 10QSB
period 2005-06-30
NATION ENERGY INC
filed 2005-08-19
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

16,020,000 common shares outstanding as of August 15, 2005

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

 Nation Energy, Inc.
Balance Sheet
June 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$ 16,676
Accounts receivable	128,678
Prepaid expenses	28,710
Total current assets	174,064

Proven oil and gas properties - full cost method	1,259,226

$ 1,433,290

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 121,347
Accounts payable and accrued expenses-related party	212,332
Loans payable - shareholder	522,758
Total current liabilities	856,437

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,318,797)
Accumulated comprehensive income:
Foreign currency translation	11,250
576,853

$ 1,433,290

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004

Revenues:	$ 14,431	$ -

Direct Expenses:
Reimbursement of Royalties	70,749
Operating expenses	(5,841)
	79,339	-

Costs and expenses:
General, selling and administrative	26,088	18,046
Total costs and expenses	26,088	18,046

Operating income (loss)	53,251	(18,046)

Other income (expense):
Interest expense	(24,455)	(21,051)
Interest income	85	9

Net income (loss)	28,881	(39,088)

Foreign currency transaction adjustments	1,205	(136)

Comprehensive income (loss)	$ 30,086	$ (39,224)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ 0.00	$ (0.00)

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (35,797)	$ 9,408

Cash flows from investing activities:
Purchase (recoveries) of unproved oil and gas properties	4,797	(16,198)
Net cash provided by (used in) investing activities	4,797	(16,198)

Cash flows from financing activities:
Net cash (used in) financing activities	-	-

Net (decrease) in cash	(31,000)	(6,790)

Beginning cash	47,676	18,410

Ending cash	$ 16,676	$ 11,620

Nation Energy, Inc.

Notes to Financial Statements

June 30, 2005

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.   For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of and for the two years ended March 31, 2005.

Certain prior year amounts have been reclassified for comparative purposes.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,318,797 and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 4.  Unproved Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of June 30, 2005, management has determined that there was no impairment of their unproved oil and gas properties.

Note 5.  Related party transactions

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the three months ended June 30, 2005 and 2004 were $12,840 and $9,630, respectively.

Note 6.  Contingencies

During the quarter ended June 30, 2005, the Company was served with a writ of claim for CDN$207,591. The Company has recorded all but a disputed amount in accounts payable. The total recorded in accounts payable is CDN$172,488 or $116,087. Currently, the Company is negotiating terms of a settlement, which has yet to be determined, and the final outcome cannot be reasonably estimated.

Note 7.  Subsequent events

During July 2005, the Company obtained additional funds in the form of a loan from a shareholder in the amount of CDN $250,000. The terms of the loan are being negotiated.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, “our”, “Nation” and “Nation Energy” mean Nation Energy, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

Business of Nation Energy, Inc.

We are an oil and gas exploration stage company with interests in properties located in Alberta, Canada.  Nation Energy is a Wyoming corporation with its business offices located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia  V6B 4W4.  Our telephone number is (800) 400-3969.

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

Our primary objective over the 12 months ending June 30, 2006, will be to continue to participate in the farm-in agreement relating to the Boltan prospect.  We intend to participate in and develop further wells on the Boltan prospect if warranted.  Prior to the revenues obtained from Boltan 09-09-59-02 W6M wellbore production we have not received any operating revenues from the date of our formation on April 18, 1988.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

We incurred net comprehensive income of $30,086 for the three months ended June 30, 2005 compared to a net comprehensive loss of $39,224 for the three months ended June 30, 2004.  The net loss per common share for the three months ended June 30, 2005 was $0.00, compared to a net loss per common share of $0.00for the three months ended June 30, 2004.  The earnings are primarily due to production and revenues received in the three months ended June 30, 2005.  Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Investment

As at June 30, 2005, we have invested a total of $3,630,128 under the farm-in agreement with Accrete Energy Inc.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  As of June 30, 2005 and June 30, 2004, our cash and cash equivalent balances were $16,676 and $47,676, respectively.  We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton prospect.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this quarterly report we have borrowed $371,974 under the loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this quarterly report we have borrowed $150,784 under the loan, which amount remains outstanding under the terms of the loan.  During July 2005, the Company obtained additional funds in the form of a loan from a related party in the amount of CDN$250,000.  There are no specific terms of repayment and the terms of the loan are currently being negotiated.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the farm-in agreement.   Should we require additional financing, we would likely seek to secure same through a private placement of our shares of common stock. Our material commitments for capital expenditures are limited to the farm-in agreement with Accrete Energy for the development of the Bolton prospect.

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

Plan of Operation

Our primary objectives over the 12 months ending June 30, 2006, will be to continue to participate in the Farm-in agreement with Accrete Energy Inc. in regards to the development of the shallow formation in the Bolton prospect and continue to investigate other potential oil and gas property acquisitions.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2006.

Employees

Over the twelve months ending June 30, 2006, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.”  FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated.  These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity.  We believe that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on our company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on our company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on our company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on our company’s financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of June 30, 2005, we have not capitalized any internal costs.

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

Stock-Based Compensation

We account for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.  We elected to continue to apply APB 25 in accounting for our stock option incentive plans.

We have issued our common stock as compensation to non-employees.  We measure the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission.  These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks.  These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock.  These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended June 30, 2005.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

By: /s/ John R Hislop
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 18, 2005