Form 10QSB
period 2005-09-30
NATION ENERGY INC
filed 2005-11-22
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

16,020,000 common shares outstanding as of November 20, 2005

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ X  ]

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Nation Energy, Inc.
Balance Sheet
September 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$ 39,172
Accounts receivable	164,299
Prepaid expenses	26,437
Total current assets	229,908

Proven oil and gas properties - full cost method	1,263,687

$ 1,493,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,999
Accounts payable and accrued expenses-related party	191,803
Loans payable - shareholder	645,117
Total current liabilities	842,919

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,213,481)
Accumulated comprehensive income:
Foreign currency translation	(20,243)
650,676

$ 1,493,595

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month period ended		For the Six Month period ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues:	$ 187,353	$ 53,980	$ 201,784	$ 53,980

Direct Expenses:
Royalties	(22,941)	-	47,808	-
Operating expenses	(565)	-	(6,406)	-
	163,847	53,980	243,186	53,980

Costs and expenses:
General, selling and administrative	33,954	18,140	60,042	36,186
Total costs and expenses	33,954	18,140	60,042	36,186

Operating income	129,893	35,840	183,144	17,794

Other income (expense):
Interest expense	(24,820)	(22,137)	(49,275)	(43,188)
Interest income	242	9	327	18

Net income (loss)	105,315	13,712	134,196	(25,376)

Foreign currency transaction adjustments	(31,493)	292	(32,698)	156

Comprehensive income (loss)	$ 73,822	$ 14,004	$ 101,498	$ (25,220)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ 0.00	$ 0.00	$ 0.01	$ (0.00)

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (131,199)	$ 4,442

Cash flows from investing activities:
Purchase of unproved oil and gas properties	336	(11,198)
Net cash provided by (used in) investing activities	336	(11,198)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	203,932	-
Payments on loan payable - shareholder	(81,573)	-
Net cash provided by financing activities	122,359	-

Net (decrease) in cash	(8,504)	(6,756)

Beginning cash	47,676	18,410

Ending cash	$ 39,172	$ 11,654

Nation Energy, Inc.

Notes to Financial Statements

September 30, 2005

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,213,481 and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 4.  Unproved Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of September 30, 2005, management has determined that there was no impairment of their unproved oil and gas properties.

Note 5.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the three months ended September 30, 2005 and 2004 were $12,840 and $9,630, respectively.  For the six months ended September 30, 2005 and 2004, these expenses were $25,680 and $19,260, respectively.

During the quarter ended September 2005, the Company obtained additional funds in the form of a loan from a shareholder in the amount of CDN $250,000 (US$203,932). The additional funds advanced were added to the existing loan under the same terms.  During the quarter the Company repaid a portion of the loan in the amount of

CDN $100,000 (US$ 81,573) resulting in a net increase in the loan payable of US$122,359.

The loan bears interest of 15% per annum, payable quarterly in arrears.  The principle is payable upon demand.

Note 6.  Settlement of Writ of Claim

During the quarter ended June 30, 2005, the Company was served with a writ of claim for CDN$207,591. The Company has recorded all but a disputed amount in accounts payable. The total recorded in accounts payable was CDN$172,488 or approximately US$116,087, using foreign exchange rates applicable at the trade date.  During the quarter ended September 30, 2005, the Company settled the writ of claim for CDN$ 176,753 or approximately US$152,229, using a current rate of foreign exchange, and was released from further indebtedness.

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

We held interests in 28 oil and gas leases located in the Great Trona Area prospect, located in and around Sweetwater County, Wyoming.  These leases cover approximately 22,000 acres.  Under the Joint Operating Agreement, Saurus Resources was the operator of oil and gas exploration on the property covered by these leases and has certain rights and duties as the operator.  Our only material activities until recently had been related to our participation in exploration conducted under the Joint Operating Agreement with Saurus Resources.   We advanced a total of approximately $2,167,000 under our agreement with Saurus Resources.  Operational difficulties in developing the test wells are largely responsible for greater than anticipated operating costs.  These difficulties include mineral precipitation in the well bore, which inhibits production.  The wells drilled to date have been perforated and hydraulically fractured; these traits make extraction of gas much more complicated and expensive than anticipated.

Because of the poor operating results under the Joint Operating Agreement, we began to explore other alternatives to this arrangement.  On February 28, 2001 we entered into a Purchase and Sale Agreement with VRD, Inc., an affiliate of Saurus Resources, under which we agreed to sell to VRD, Inc. all of our interest in our oil and gas leases in the Greater Trona Area, all rights, title and interest in and to all of the personal property, fixtures and improvements belonging to the leases, and all of our rights under the Joint Operating Agreement with Saurus Resources.  The rights that were to be sold included the right to participate in the drilling, completion, tie-in and production of wells within the contract area.  In consideration for the sale, we were to receive from VRD, Inc. $2,165,780 in cash and we were to retain certain royalty interests.

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

Our Current Business

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada.  Under the terms of the farm-in agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Boltan prospect and will earn a 15% interest after payout in the Boltan prospect.  Drilling costs for the Boltan prospect were estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4830 meters in March of 2002 and has been logged.   A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.

Olympia Energy, the operator of the well presented the partners, including Nation Energy, with a proposed program including further logging of the Leduc formation in the well and, if warranted, further production testing.  The logging and testing program began in February 2003.  Testing has shown the Leduc Formation to be non-productive, and the zone tested in the Leduc Formation has been plugged and abandoned.

In March 2003 Nation participated in a testing program in wellbore 09-09-59-02-W6M on the shallower Gething Formation and the Gething successfully produced natural gas on flow test.  The Operator shut-in the well for spring break-up. The Operator returned to wellbore 09-09-59-02-W6M in July 2003 and in August 2003 tested an additional zone within the Dunvegan Formation up hole from the Gething Formation and the Dunvegan was able to produce gas on flow test.  The well was shut-in and left standing pending tie-in and installation of production facilities.

In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections in the Bolton area.  Nation and its partners commenced a reentry program in 08-09-59-02-W6M wellbore designed to test a potential gas bearing zone in the Cardium Formation in August 2003. The program was completed in late August 2003 and the Cardium zone as tested is not deemed commercially productive.  In October 2003, Nation and its partners reentered wellbore 08-09-59-02-W6M to test a second zone of interest within the Cardium Formation for natural gas and did not obtain any commercially productive results.  No further work is planned with respect to the Cardium zones as tested.

In January and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect 09-09-59-02-W6M to market pipeline infrastructure in order to enable production from the Gething and Dunvegan gas bearing zones encountered by the wellbore.  Concurrent with the pipeline installation program the 09-09-59-02-W6M wellbore was reentered to facilitate tubing installation and production optimization.  During these operations the Dunvegan Formation was unable to sustain production upon independent testing due to complications resulting from downhole assembly issues and liquid loading; tubing was set  to the Gething gas bearing zone.  The Gething zone was expected to produce at an initial rate of 750 thousand cubic feet per day with first production scheduled for June 2004.  Accrete Energy Inc. assumed Olympia Energy’s interests and became operator of the Bolton Property in place of Olympia Energy.

The 09-09-59-02-W6M well was turned to sales June 2004 and produced approximately 35.4 million cubic feet of gas in its first month of production (an average of 1,178 thousand cubic feet of gas per day) from the Gething exceeding original expectations; our share of production before royalties is 25%.  In December 2004 the well produced approximately 28.9 million cubic feet of gas (an average rate of 934 thousand cubic feet per day). Since January 2005 the Boltan 09-09-59-02 W6M has produced on a restricted and interrupted basis due to facilities constraints.

On January 10, 2005 we entered into a farm-in agreement with Netco Energy Inc. as to certain interests in two sections at Boltan.  Under the terms of the agreement, Netco Energy Inc. will earn 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of Accrete Energy Inc. operated exploratory well Boltan 14-10-59-2W6, a location offsetting the Boltan 09-09-59-02-W6M wellbore.  Gross drilling and casing costs were projected at CDN$2,000,000. Netco Energy Inc. will earn a 9% interest, after payout, in the test well and well spacing unit and one additional section of land.  Our interests in the two sections of land and Boltan 14-10-59-2W6 wellbore after payout will be 6%.

The Boltan 14-10-59-2W6 well has been drilled and successfully completed as a natural gas well.   The Boltan 14-10-59-2W6 well commenced production with first sales in June 2005 and has produced natural gas on an interrupted basis due to the same facilities constraints affecting production from the Boltan 09-09-59-02-W6M well.  During the first production month, the Boltan 14-10-59-2W6 well produced natural gas a total of eight full days at an average rate of 3.3 million cubic feet per day.

To enable uninterrupted production at Boltan the operator recommends installing a Compression Facility with sufficient capacity to accommodate additional production at Boltan should more wells be developed.  The estimated total cost of the Compression Facility is CDN$2,166,200 or US$1,865,645 with costs of the Compression Facility to be shared proportionately by participants at Boltan.   We have consented to participating in the costs of construction for Compression Facility and our net share of the estimated total Compression Facility cost is $164,631 CDN or US$141,789.  Compression Facility construction is underway in October 2005 and the Compression Facility is expected to be fully functional and operational prior to December 2005.

Our primary objective over the 12 months ending September 30, 2006, will be to continue to participate in the farm-in agreement relating to the Boltan prospect.  We intend to participate in and develop further wells on the Boltan prospect if warranted.  Prior to the revenues obtained from Boltan 09-09-59-02 W6M wellbore production we have not received any operating revenues from the date of our formation on April 18, 1988.  We anticipate that we have enough cash to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

We incurred net earnings of $105,315 for the three months ended September 30, 2005 compared to a net earnings of $13,712 for the three months ended September 30, 2004.  The net loss per common share for the three months ended September 30, 2005 was $nil, compared to a net loss per common share of $nil for the three months ended September 30, 2004.  The earnings are primarily due to production and revenues received in the three months ended September 30, 2005.  Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Six Month Period Ended September 30, 2005 Compared to Six Month Period Ended September 30, 2004

We incurred net earnings of $134,196 for the six months ended September 30, 2005, compared to a net loss of $25,376 for the six  months ended September 30, 2004.  The net earnings per common share for the six months ended September 30, 2005 was $0.01, compared to $nil per common share for the six months ended September 30, 2004.  Discussion and analysis related to significant operating activities undertaken during the six months ended September 30, 2005 is set out below.

During the quarter ended June 30, 2005, the Company was served with a writ of claim for CDN$207,591. The total recorded in accounts payable was CDN$172,488 or approximately US$116,087, using foreign exchange rates applicable at the trade date.  During the current quarter, the Company settled the writ of claim for CDN$ 176,753 or approximately US$152,229, using a current rate of foreign exchange, and was released from further indebtedness.

Investment

As at September 30, 2005, we have invested a total of $3,634,589 under the farm-in agreement with Accrete Energy Inc. towards the drilling and development costs of the initial well at the Bolton prospect.  However, given the results that we had received on the Bolton prospect to date, we recorded a $2,370,902 impairment on the Bolton prospect during the fiscal year ended March 31, 2003.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses and has not generated profitable operations since inception.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  As of September 30, 2005 and September 30, 2004, our cash and cash equivalent balances were $39,172 and $11,654, respectively.  We currently rely on our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Boltan prospect.   On August 1, 2003 we entered into a bridge loan agreement with a related party.  The August 1, 2003 loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the August 1, 2003 loan is payable upon demand.  As at the date of this quarterly report we have borrowed an aggregate of  $645,117 under the August 1, 2003 loan and the January 16, 2004 loan, which amount remains outstanding under the terms of the loan. On January 16, 2004 we entered into a bridge loan agreement with a related party.  Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations under the farm-in agreement.  On January 27, 2005 – we entered into an agreement with a related party, Netco Energy Inc. (“Netco”) whereby Netco may earn 60% of Nation’s interest in two sections of land in the Boltan area of Alberta.

Under the terms of the agreement, Netco will earn 60% of Nation’s 15% working interest by paying for 100% of costs related to Nation’s interests in the drilling and development of exploratory well Boltan 14-10-59-2W6; a 3500 meter test well operated by Accrete Energy Inc.  Netco will earn a 9% interest, after payout, in the test well and well spacing unit and one additional section of land.

Our material commitments for capital expenditures are limited to the farm-in agreement with Accrete Energy for the development of the Boltan prospect.

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

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2006, will be to continue to participate in the farm-in agreement with Accrete Energy Inc. in regards to the development and exploitation of natural gas at the Bolton prospect and continue to investigate other potential oil and gas property acquisitions.

Cash Requirements

Over the next twelve months we intend to use funds to continue our participation in the Bolton prospect and to investigate further acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000

Operations
Farm-in contributions	$400,000

Working Capital	$50,000

Total	$570,000

We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through a debt and / or equity offering.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

There are no assurances that we will be able to obtain further funds required for our continued operations.  We are pursuing various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant monies on research over the next twelve months.  We anticipate expenses for the development of the Bolton prospect as set out above under our “Plan of Operations”.

Employees

Over the twelve months ending September 30, 2006, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46-R Consolidation of Variable Interest Entities (“FIN 46-R”)  FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated.  These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity.  We believe that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Option Plan (“ESOP”) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on our company’s financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of September 30, 2005, we have not capitalized any internal costs.

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

Our shares of common stock are considered speculative while we proceed with our commitments in connection with the Boltan project or while we continue our search for a new business opportunity.  Prospective investors should consider carefully the risk factors set out below.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration and early production stages.  Accordingly, we have realized limited revenues and profits from our operations to date and there is little likelihood that we will realize material profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

A portion of our interest in our properties may be lost if we are unable to obtain significant additional financing.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely.  We have limited financial resources and limited cash flow from operations and we are dependent for funds on our ability to sell our common shares and or our other marketable securities.  There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.  The method of financing employed by us to date results in increased dilution to the existing shareholders each time a financing  conducted.

There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any applicable agreements.  Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

We will require substantial funds to enable us to determine whether our properties contain commercial oil and gas deposits and whether they should be brought into production, and if we cannot raise the necessary funds we may never be able to realize the potential of our properties.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our directors. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

We are dependent upon Accrete Energy Inc.’s expertise in the area of oil and gas exploration.

Under the farm-in agreement, Olympia Energy Inc. and now Accrete Energy Inc, as successor, will act as operator for the purposes of carrying out the work necessary at Boltan and we are therefore dependent upon Accrete Energy Inc.’s expertise in the area of oil and gas exploration.

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

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Furthermore, any such issuance may result in a change in our control.

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

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only with limited proven reserves of oil and gas.  There can be no assurance that we will establish further commercial discoveries on any of our properties.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended September 30, 2005.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

(10)

Material Contracts

10.1

1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000)

10.2

Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2002)

10.3

Management Agreement with D. Sharpe Management Ltd., July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002)

10.4

Agreement with Netco Energy Inc. dated January 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005)

(14)

Code of Ethics

14.1

Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 15, 2004)

(31)

Section 302 Certifications

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
Date: November 21, 2005