Form 10QSB
period 2005-12-31
NATION ENERGY INC
filed 2006-03-03
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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

16,020,000 common shares outstanding as of February 27, 2006.

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

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Nation Energy, Inc.
Balance Sheet
December 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$ 176,166
Accounts receivable	86,797
Prepaid expenses	7,817
Total current assets	270,780

Proven oil and gas properties - full cost method	1,292,037

$ 1,562,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,000
Accounts payable and accrued expenses-related party	221,184
Loans payable - shareholder	598,108
Total current liabilities	822,292

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,186,342)
Accumulated comprehensive income:
Foreign currency translation	42,467
740,525

$ 1,562,817

See the accompanying notes to financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month Period ended		For the Nine Month Period ended

	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Revenues	$ 131,670	$ 139,413	$ 333,454	$ 225,895

Direct Expenses:
Royalties	(27,707)	(53,970)	20,101	(60,692)
Operating expenses	(26,679)	(14,013)	(33,085)	(39,793)
Total direct expenses	(54,386)	(67,983)	(12,984)	(100,485)

	77,284	71,430	320,470	125,410

Costs and expenses:
General, selling and administrative	25,273	16,924	85,315	53,110
Total costs and expenses	25,273	16,924	85,315	53,110

Operating income	52,011	54,506	235,155	72,300

Other income (expense):
Interest expense	(25,159)	(22,973)	(74,434)	(66,161)
Interest income	287	71	614	89

Net income	27,139	31,604	161,335	6,228

Foreign currency transaction adjustments	62,710	4,741	30,012	4,897

Comprehensive income	$ 89,849	$ 36,345	$ 191,347	$ 11,125

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ 0.01	$ 0.00	$ 0.01	$ 0.00

See the accompanying notes to financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net cash provided by operating activities	$ 81,153	$ 76,978

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(28,014)	(17,200)
Net cash (used in) investing activities	(28,014)	(17,200)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	203,932	-
Payments on loan payable - shareholder	(128,581)	-
Net cash provided by financing activities	75,351	-

Net increase in cash	128,490	59,778

Beginning cash	47,676	18,410

Ending cash	$ 176,166	$ 78,188

See the accompanying notes to financial statements.

Nation Energy, Inc.

Notes to Financial Statements

December 31, 2005

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,186,342 and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 4.  Unproved Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverability of their unproved oil and gas properties.  As of December 31, 2005, management has determined that there was no impairment of their unproved oil and gas properties.

Note 5.  Related Party Transactions

During March 2002 the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the three months ended December 31, 2005 and 2004 were $12,840 and $9,630, respectively.  For the six months ended December 31, 2005 and 2004 these expenses were $38,520 and $28,890, respectively.

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

Overview

Our business involves the development and exploration of our oil and gas properties located in the Smoky area near Grande Prairie, Alberta, Canada.  Since 2002 we have directly participated in drilling and testing programs in wellbore 09-09-59-02-W6M and wellbore 08-09-50-02-W6M.  In June 2004 the 09-09-59-02-W6M well was turned to sales and has been producing gas on a restricted and interrupted basis since that time. The 08-09-50-02-W6M wellbore has been tested as uneconomic and abandoned.  At the end of the quarter ending December 31, 2005 the 09-09-59-02-W6M well was producing gas at a gross rate of approximately 700 thousand cubic feet per day. Our working interest in the 09-09-59-02-W6M  wellbore is 25%.

On January 10, 2005 we entered into a farm-in agreement

 with Netco Energy Inc. as to certain interests in two sections at Boltan.  Under the terms of the agreement, Netco Energy Inc. could earn 60% of our 15% working interest in two sections by paying for 100% of the costs related to our interests in the drilling and development of Accrete Energy Inc. operated exploratory well Boltan 14-10-59-2W6, a location offsetting the Boltan 09-09-59-02-W6M wellbore.  Our interests in the two sections of land and Boltan 14-10-59-2W6 wellbore after payout will be 6%.  The Boltan 14-10-59-2W6 well commenced production to sales in June 2005 on an interrupted basis due to facilities constraints and restricted sales pipeline access. The operator installed compression facilities with related infrastructure that were placed in operation at the end of November 2005 which enable the Boltan wells to flow to sales on an uninterrupted and unrestricted basis. The Boltan 14-10-59-2W6 well produced gas at an average gross rate of 663 thousand cubic feet per day in the month of December 2005.

Our primary objective over the 12 months ending December 31, 2006, will be to continue to participate in the farm-in agreement relating to the Boltan prospect.  We intend to participate in and develop further wells on the Boltan prospect if warranted.  Prior to the revenues obtained from Boltan 09-09-59-02 W6M wellbore production commencing June 2004 we have not received any operating revenues from the date of our formation on April 18, 1988.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

We recorded net earnings of $89,849 for the three months ended December 31, 2005 compared to net earnings of $36,345 for the three months ended December 31, 2004.  The net earnings per common share for the three months ended December 31, 2005 was $0.01, compared to $nil per common share for the three months ended December 31, 2004.  Direct expenses for the quarter ended December 31, 2005 and 2004 were $54,386 and $67,983 respectively.  Direct expenses were made up of royalty expenses of $27,707 in 2005 and $53,970 in 2004, operating expenses increased to $26,679 in 2005 from $14,013 in 2004.  The company had foreign exchange gains of $62,710 for the quarter ended December 31, 2005 compared to gains of $4,741 for the same period in 2004. The earnings are primarily due to production and revenues received in the three months ended December 31, 2005.  The revenues are received in Canadian dollars and converted to US dollars, resulting in the foregoing foreign exchanges gains.

Nine  Month Period Ended December 31, 2005 Compared to Nine Month Period Ended December  31, 2004

We recorded net earnings of $191,347 for the nine months ended December 31, 2005, compared to net earnings of $11,125 for the nine months ended December 31, 2004.  Direct expense for the nine month period ended December 31, 2005 resulted in a credit of $12,984 compared to a charge of  $100,485.  Direct expenses comprised a royalty credit of overcharged royalties of $20,101 for the nine months ended December 31, 2005 compared to royalty expenses in the amount of $60,692 for the same period in 2004.  The remaining direct expenses related to production expenses in the amount of $33,085 compared to $39,793 for the same period in 2004.  The net earnings per common share for the nine months ended December 31, 2005 was $0.01, compared to $nil per common share for the nine months ended December 31, 2004. Earnings will be applied to servicing existing loans payable. Discussion and analysis related to significant operating activities undertaken during the nine months ended December 31, 2005 is set out below.

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

Investment

As at December 31, 2005, we have invested a total of $3,634,589 under the farm-in agreement with Accrete Energy Inc. towards the drilling and development costs of the initial well at the Bolton prospect.  However, given the results that we had received on the Bolton prospect to date, we recorded a $2,370,902 impairment on the Bolton prospect during the fiscal year ended March 31, 2005.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses and has not generated profitable operations since inception.

As of December 31, 2005 and December 31, 2004, our cash and cash equivalent balances were $176,166 and $78,188, respectively.  We currently rely on our ability to borrow money and our existing cash reserves to fund our continuing operating expenses and to fund our ongoing participation in the Bolton prospect.   On August 1, 2003 and amended on January 16, 2004 we entered into a bridge loan agreement with a related party.  The loan bears interest at 15% per annum and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  As at the date of this quarterly report we have borrowed $598,108 under the loan, which amount remains outstanding under the terms of the loan.

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

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2006, will be to continue to participate in the farm-in agreement with Accrete Energy Inc. in regards to the development of the productive formations in the Bolton prospect and continue to investigate other potential oil and gas property acquisitions.

Cash Requirements

Over the next twelve months we intend to use funds to continue our participation in the Bolton prospect and to investigate further acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000

Operations
Farm-in contributions	550,000

Working Capital	65,000

Total	$735,000

The company has maintained profitable operations for the past year, however we had suffered recurring losses from operations and are continuing as a going concern and we are dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through a debt or an equity offering.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2006.

Employees

Over the twelve months ending December 31, 2006, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of December 31, 2005, we have not capitalized any internal costs.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties have only recently seen production and accordingly, we have realized limited revenues from our operations to date. Any profitability in the future from our business will be dependent upon locating and developing additional economic accumulations of oil and gas, which itself is subject to numerous risk factors as set forth herein.

A portion of our interest in our properties may be lost if we are unable to obtain significant additional financing.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion or all of our interest in our properties may be lost to our exploration partners or debtors.  We have limited financial resources and limited cash flow from operations and we are dependent for funds on the shareholder related party loans described above and  our ability to sell our common shares, primarily on a private placement basis.  There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.  The method of equity financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

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

We have obtained lease records, but these records do not guarantee title against all possible claims.  Our properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected, resulting in a possible claim against any future revenues generated by such properties.

We have obtained lease records with respect to our oil and gas properties and believe our interests are valid and enforceable; however, these lease records do not guarantee title against all possible claims.  The properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected through title research.

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

In the event of rapid production growth we could experience rapid growth in revenues, personnel, complexity of administration and in other areas.  There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls.  If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

Under the farm-in agreement, Accrete Energy Inc, will act as operator for the purposes of carrying out the work necessary at Bolton and we are therefore dependent upon Accrete Energy Inc.’s expertise in the area of oil and gas exploration.

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

Risks Relating to the Industry

As our properties are in the exploration and development stage there can be no assurance that we will establish additional commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only..  There can be no assurance that we will establish additional commercial discoveries on any of our properties.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended December 31, 2005.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: February 17,  2006