Form 10KSB/A
period 2005-03-31
NATION ENERGY INC
filed 2006-08-30
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Environment

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration, development and preproduction stages and are without proven reserves of oil and gas.   Accordingly, we have realized limited revenues and profit from our operations to date and there is little likelihood that we will realize material profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

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

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration, development and preproduction stages and are without proven reserves of oil and gas.  We have realized limited production of gas to date but have yet to establish proven reserves. There can be no assurance that we will establish commercial discoveries on any of our properties.

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

Results of Operations

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

We earned net income of $35,447 for the year ended March 31, 2005 compared to a net loss of $135,290 for the year ended March 31, 2004.  Net income per common share for the year ended March 31, 2005 was $Nil compared to a net loss per common share of $0.01 for the year ended March 31, 2004. Net income in fiscal 2005 improved from the net loss in fiscal 2004 as we commenced gas production in fiscal 2005 and the associated revenues were well in excess of the associated increase in operating and other costs.

Revenues increased to $343,530 for the year ended March 31, 2005 from $Nil for the year ended March 31, 2004. The increase in revenues reflected the commencement of natural gas production in June 2004. We had no revenue generating activities in the year ended March 31, 2004.

Royalty expense of $91,328 in fiscal 2005 increased from $Nil in fiscal 2005. Operating expenses increased to $51,481 in fiscal 2005 from $Nil in fiscal 2004. These increases in expenses are directly attributable to the commencement of production in June 2004.

General, selling and administrative expenses decreased by $18,773 to $75,048 in fiscal 2006 from $93,821 in fiscal 2005. The decrease was primarily attributable to a reduction of $10,288 in management fees with the termination of a management services agreement in October 2003, and a decline in legal fees of $4,138 and state taxes and filing fees of $1,721 associated with being redomiciled to Wyoming in fiscal 2004.

Interest expense for fiscal 2004 totalled $90,377 compared to $42,486 for fiscal 2004. The increase reflected larger average outstanding balance of loans from related parties in fiscal 2005 versus fiscal 2004.

We had our first natural gas sales in June 2004. However, given the restricted and interrupted nature of our production, we were considered to be in the pre-production stage as at March 31, 2005.

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

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses since inception and has only generated profitable operations for the first time in fiscal 2005. .

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  Net cash provided by (used in) operating activities was $46,466 for the year ended March 31, 2005 compared to $(203,741) for the year ended March 31, 2004. The improvement in cashflow from operating activities was primarily attributable to the generation of $200,721 of revenue, net of direct expenses, from gas production in fiscal 2005 versus $nil in fiscal 2004. As of March 31, 2005 and March 31, 2004, our cash and cash equivalent balances were $47,676 and $18,410, respectively.

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

We have suffered recurring losses from operations. We generated our first modest profits in fiscal 2005. While funds from operations may be sufficient to fund current operating expenditures, additional financing will be required to fund any shortfall and additional capital investment. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through a debt or an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

Application of Critical Accounting Policies

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

We periodically review the carrying amount of our unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. In the year ended March 31, 2003, we recognized an impairment loss related to the abandonment of an initial test well. As at March 31, 2005, management believes there has been no further impairment of our unproved oil and gas properties.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Registered Independent Public Accounting Firm, dated July 15, 2005.

Balance Sheet as at March 31, 2005

Statements of Operations for the year ended March 31, 2005 and March 31, 2004

Statements of Changes in Stockholders' Equity for the year ended March 31, 2005 and March 31, 2004

Statements of Cash Flows for the year ended March 31, 2005 and March 31, 2004

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

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas activities are considered to be in the exploration, development and preproduction stage.

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

The Company has a stock based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities. The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price the employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-Based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

Accounts Receivable

The Company uses the direct write off method for bad debts. This method expenses uncollectible accounts when they become unrealizable. Any difference between this method and the allowance method is not material.

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

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

We determined there was an impairment related to the abandonment of the initial test well on the Boltan prospect and, accordingly, recognized an impairment loss of $2,370,902 in the fiscal year ended March 31, 2003.

In January and February 2004, the Company participated in a 4.5 mile pipeline installation program designed to enable production from the Gething gas bearing zone. The Gething zone began production during the year ended March 31, 2005. The Company received oil and gas sales revenue of $343,530 during the fiscal year ended March 31, 2005.

On January 27, 2005, the Company entered into a farm-in agreement with Netco Energy Inc. (“Netco”) under which Netco will pay 100% of the costs related to the Company’s 15% working interest in the drilling and development of exploratory well Bolton 14-10-59-2W6, a 3500 meter test well operated by Accrete Energy Inc., to earn 60% of the Company’s interest in two sections of land in the Bolton area of Alberta. Netco will earn a 9% interest, after payout, in the well and the well spacing unit and one additional section of land. Estimated gross drilling and casting costs are approximately $2,000,000.As of March 31, 2005, the Company had advanced a total of $3,634,925 under the Farm-in agreement with Olympia Energy, Inc. towards the drilling and development costs at the Bolton Prospect.

Following is a summary of the costs incurred on unproved oil and gas properties as of March 31, 2005:

Exploration costs	$ 2,124,728
Development costs	1,510,197
3,634,925
Less: Asset impairment	(2,370,902)
$ 1,264,023

 Costs Not Being Amortized:

NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2005, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within 5 years.

	Total	2005	2004	2003	2002
					And prior

Property acquisition costs	$nil	$nil	$nil	$nil	$nil

Exploration and development	3,634,925	17,200	746,823	1,127,384	1,743,518

Capitalized interest	nil	nil	nil	nil	nil

Total	$3,634,925	$17,200	$746,823	$1,127,384	$1,743,518

Note 4. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On May 6, 1999 the Board of Directors adopted a stock option plan (“The Plan”) which was subsequently approved by over 50% of our shareholders. The Plan allows for the issuance of incentive stock options to employees, consultants, directors, and others providing service of special significance to our company. The Plan is administered by the Board of Directors. The Plan provides for the issuance of up to 2,500,000 options. The exercise price of each option shall be determined by the Board or by the CEO with reference to such factors as current fair market value of the commons stock, net book value per share, other remuneration already being received by the optionee. No option may be exercised more than five years from the date of grant and they vest on the date granted. The Plan does not have an expiry date. On February 26, 2003, options to purchase a total of 225,000 shares of Common Stock at an exercise price of $0.10 per share were granted to two officers pursuant to the Plan. Subsequently on January 20, 2004 we cancelled 150,000 share options previously granted to one of the officers. The Company’s Common Stock was trading at $0.115 per share on the date of the grant. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 5-years, expected volatility of 114.65%, risk-free interest rate of 4.2%, and no dividend yield. The weighted average fair value for the options granted was approximately $0.12 per share.

The changes in the outstanding stock options during the years ended March 31, 2005 and March 31, 2004 are summarized as follows:

	March 31, 2005		March 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of period	75,000	$0.10	75,000	$0.10
Granted	nil		nil
Exercised	nil		nil
Expired	-		-
End of period	75,000	$0.10	75,000	$0.10

At March 31, 2005, the weighted average remaining contractual life for the options is 2.9?years. The options expire on February 26, 2008.

 NATION ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

The Company has accounted for the stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss, had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No. 123, to stock-based employee compensation. The fair-value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 5-years, expected volatility of 114.653%, risk-free interest rate of 4.2% and no dividend yield. The weighted average fair value for the options outstanding in fiscal 2005, was approximately $0.12

	Fiscal Year Ended
	March 31,
	2005	2004
Net income (loss) as reported	$38,533	$(125,921)
Preferred stock dividends	nil	nil
Net income attributable to common shareholders	38,533	(125,921)
Deduct:
Total stock-based compensation determined under fair value based methods net of related tax effects	(1,125)	(1,125)
Pro forma net income (loss)	$37,408	$(127,046)

Earnings per share:
Basic and diluted as reported	$0.00	$(0.01)
Basic and diluted pro forma	$(0.00)	$(0.01)

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

Note 6. RELATED PARTY TRANSACTIONS

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

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 29, 2006