Form 10QSB/A
period 2005-09-30
NATION ENERGY INC
filed 2006-08-30
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ☐ to ☐

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

Nation Energy, Inc.
Balance Sheet
September 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$ 39,172
Accounts receivable	164,299
Prepaid expenses	26,437
Total current assets	229,908

Unproven oil and gas properties - full cost method	1,263,687

$ 1,493,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,999
Accounts payable and accrued expenses-related party	191,803
Loans payable - shareholder	645,117
Total current liabilities	842,919

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,213,481)
Accumulated comprehensive income:
Foreign currency translation	(20,243)
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

Note 4. Unproved Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of September 30, 2005, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the board of directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the pre-production stage.

The Company periodically reviews the carrying amount of the unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. In the year ended March 31, 2003, the Company recognized an impairment loss related to the abandonment of an initial test well. As September 30, 2005, management believes there has been no further impairment of the unproved oil and gas properties.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

We generated net income of $105,315 for the three months ended September 30, 2005 compared to net income of $13,712 for the three months ended September 30, 2004.  The net income per common share for the three months ended September 30, 2005 was $nil, compared to net income per common share of $nil for the three months ended September 30, 2004.  Net income increased in the quarter ended September 30, 2005 from the comparable quarter in 2004 as revenues, after direct expenses, improved with the more consistent levels of gas production in 2005 - more than compensating for the increase in general, selling and administrative expenses.

Revenues totaled $187,353 for the three months ended September 30, 2005 versus $53,980 for the three months ended September 30, 2004. The increase in revenues reflected more consistent flows of natural gas in fiscal 2005 compared with fiscal 2004 when gas was being produced on an interrupted basis.

Royalties expense was $22,941 in the second quarter of fiscal 2005 compared to $nil in the second quarter of fiscal 2004. Higher royalties expense in fiscal 2005 reflected the higher levels of production compared to the 2004 period when gas first started to flow.

General, selling and administrative expenses increased to $33,954 in the three months ended September 30, 2005 versus $18,140 in the three months ended September 30, 2004. The increase of $15,814 in these expenses reflected the greater level of production and business activity in 2005 versus 2004. Legal fees increased by $4,976 relating to the settlement of the writ of claim in September 2005, auditing and accounting fees increased by $4,000 reflecting the increase in business activity, conference fees increased by $5,448 with the heightened activity and administration charges rose by $1,110 as the administration services contract was renegotiated.

Six Month Period Ended September 30, 2005 Compared to Six Month Period Ended September 30, 2004

We generated net income of $134,196 for the six months ended September 30, 2005, compared to a net loss of $25,376 for the six months ended September 30, 2004.  The net income per common share for the six months ended September 30, 2005 was $0.01, compared to $nil per common share for the six months ended September 30, 2004. Net income for the six months ended September 30, 2005 improved over the loss in the same period a year earlier as 2005 revenues benefited from significantly greater volumes of gas production, offsetting higher general, selling and administration expenses related to greater activity levels.

For the six months ended September 30, 2005, revenues totaled $201,784 compared to $53,980 in the six months ended September 30, 2004. The 2004 period reflected initial volumes of gas as the well was turned to sales in June 2004. The 2005 period benefited more months of production and more consistent levels of production.

We realized a one-time recovery of Crown royalties in the fiscal second quarter of 2005. There were no royalty charges in the fiscal second quarter of 2004 as we had only just commenced production.

We incurred operating expenses in respect of our production activities totaling $6,406 in the six months ended September 30, 2005 compared to $nil in the six months ended September 30, 2004. This reflected the start of production in fiscal 2005 and the limited production in fiscal 2004.

General, selling and administrative expenses was $60,042 in the six months ended September 30, 2005 versus $36,186 in the six months ended September 30, 2004. This increase of $23,856 was a reflection of the increased levels of production and business activity in fiscal 2005 compared with fiscal 2004. Legal fees increased by $5,318 relating to the settlement of the writ of claim in September 2005, consulting fees rose by $5,978 with the production of additional evaluation and reserve reports, auditing and accounting fees increased by $3,000 reflecting the increase in business activity, conference fees increased by $5,448 with the heightened activity and administration charges rose by $4,320 as the administration services contract was renegotiated.

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

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has suffered recurring losses since inception and has only generated profitable operations for the first time in the fiscal first quarter ended June 30, 2005.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  As of September 30, 2005 and September 30, 2004, our cash and cash equivalent balances were $39,172 and $11,654, respectively.

On August 1, 2003 we entered into a bridge loan agreement with a related party. The August 1, 2003 loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the August 1, 2003 loan is payable upon demand. On January 16, 2004 we entered into a bridge loan agreement with a related party. The January 16, 2004 loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the January 16, 2004 loan is payable upon demand. As at the date of this quarterly report we have borrowed an aggregate of $645,117 under the August 1, 2003 loan and the January 16, 2004 loan, which amount remains outstanding under the terms of these loans.

Given our cash balance, we anticipate that we will require additional financing in order to fund our obligations and ongoing participation in the Boltan prospect under the farm-in agreement.

On January 27, 2005, we entered into an agreement with a related party, Netco Energy Inc. (“Netco”) whereby Netco may earn 60% of Nation’s interest in two sections of land in the Boltan area of Alberta. Under the terms of the agreement, Netco will earn 60% of Nation’s 15% working interest by paying for 100% of costs related to Nation’s interests in the drilling and development of exploratory well Boltan 14-10-59-2W6; a 3500 meter test well operated by Accrete Energy Inc. Netco will earn a 9% interest, after payout, in the test well and well spacing unit and one additional section of land.

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

We have suffered recurring losses from operations. We generated our first profits in fiscal 2005. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through a debt and / or equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

We periodically review the carrying amount of our unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. In the year ended March 31, 2003, we recognized an impairment loss related to the abandonment of an initial test well. As of September 30, 2005, management believes there has been no further impairment of our unproved oil and gas properties.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Date: August 29, 2006