Form 10KSB
period 2006-03-31
NATION ENERGY INC
filed 2006-11-29
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2006

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

Common Stock, $0.001 par value per share
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [ ];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year.  $511,500

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,935,000 common shares @ $0.25 (1) = $1,233,750

(1) Closing price on November 28, 2006.

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

16,020,000 common shares issued and outstanding as of November 28, 2006.

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

Transitional Small Business Disclosure Format (Check one):  Yes [   ]         No ☒

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

Business of the Company

We are an oil and gas exploration company with interests in properties located in Alberta, Canada.  We commenced production of natural gas from our properties in fiscal 2005. Nation Energy is a Wyoming corporation with its business offices located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia.  Our telephone number is (800) 400-3969.

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

Our Current Business

Boltan Prospect, Smoky Area, Alberta

On November 21, 2001 we entered into a farm-in agreement with Olympia Energy Inc. (Olympia Energy) under which we agreed to share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada.  Under the terms of the farm-in agreement, we will fund 25% of the cost to drill and complete a 4,800 meter well in the Boltan prospect and will earn a 15% interest after payout in the Boltan prospect.  Drilling costs for the Boltan prospect are estimated to be CDN$11,000,000.  An initial well at 09-09-59-02-W6M was drilled to a total depth of 4,830 meters in March of 2002 and has been logged.  A completion program was attempted on the well, and the well flowed small amounts of gas and large amounts of salt water.

In April 2003, we participated, as to our 15% interest, in the purchase of additional petroleum and natural gas rights underlying five sections of land in the Boltan area. We and our partners commenced a re-entry and completion of a shallow formation that was thought to be productive in these lands in wellbore 08-09-59-02-W6M in August 2003. The program was completed in late August 2003 and the zone as tested was not deemed commercially productive. In October 2003, we and our partners reentered wellbore 08-09-59-02-W6M to test an additional zone. The zone of interest has been perforated and has been monitored with pressure recorders. No further work is planned with respect to the zones as tested and preparations for abandonment of wellbore 08-09-59-02-W6M occurred in October 2005.

In January and February 2004, we participated, as to our 25% before payout working interest, in a 4.5 mile pipeline installation program designed to connect 09-09-59-02-W6M to pipeline infrastructure to enable production from the well to be marketed. Concurrent with the pipeline installation program the 09-09-59-02-W6M wellbore was reentered to facilitate tubing installation and production optimization. Attempts to flow test the up hole zone in the well bore were unsuccessful and tubing was set below the up hole zone down to the Gething gas bearing zone which was successfully flow tested. The Gething zone was expected to produce at an initial rate of 750 thousand cubic feet per day with first production scheduled for June 2004. In June 2004, Accrete Energy Inc. (“Accrete Energy”) assumed Olympia Energy’s interests and became operator of the Boltan prospect.

The 09-09-59-02-W6M well commenced production in June 2004 and produced approximately 35.4 million cubic feet of gas in its first month of production (an average of 1,178 thousand cubic feet of gas per day) exceeding original expectations. Our share of production before royalties is 25% before payout (15% after payout of original well costs).

In December 2004 the well produced approximately 28.9 million cubic feet of gas (an average rate of 934 thousand cubic feet per day). Between January and November 2005, Boltan 09-09-59-02 W6M has produced on a restricted and interrupted basis due to facilities constraints. . Gross production from the Boltan 09-09-59-02 W6M well totalled approximately 232 MMcf of natural gas in fiscal 2006 compared to 273 MMcf of natural gas in fiscal 2005. The lower volumes resulted from natural production declines and intermittent production arising from facilities constraints

On January 10, 2005, we entered into a farm-in agreement with Netco Energy Inc. as to certain interests in two sections at Boltan. Under the terms of the agreement, Netco Energy Inc. will earn 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of. exploratory well Boltan 14-10-59-2W6, a location offsetting the Boltan 09-09-59-02-W6M wellbore. Accrete Energy is the operator. Gross drilling and casing costs were projected at $2,000,000. Our remaining interests in the two sections of land and Boltan 14-10-59-2W6 wellbore after payout will be 6%.

The Boltan 14-10-59-2W6 well has been drilled and successfully completed in March 2005. Based on initial production tests the well was forecast to produce at a gross raw gas rate of two million cubic feet per day. As of March 31, 2005 a gathering line has been laid. The 14-10-59-2W6 well achieved initial production in June 2005. To enable this wellbore and the Boltan 09-09-59-02W6M wellbore to flow on an unrestricted and uninterrupted basis, compression facilities were installed in November 2005. The Boltan 09-09-59-02W6M and Boltan 14-10-59-2W6 wellbores have been able to flow on an unrestricted and uninterrupted basis since the installation.

Effective January 1, 2006 Churchill Energy Inc. (“Churchill Energy”) assumed Accrete Energy’s interests and became operator of the Boltan prospect.

The company started to earn revenues with the commencement of gas production in June 2004. Our primary objective over the 12 months ending March 31, 2007, will be to continue to participate in the farm-in agreement relating to the Boltan prospect. We intend to participate in and develop further wells on the Boltan prospect if warranted. We anticipate that we have enough cash plus cash provided from operations to meet our expenses and capital commitments during the next twelve months, as described under Liquidity and Capital Resources below.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration, development and production stage and have proven reserves of oil and gas as at March 31, 2006.   Accordingly, we have realized limited revenues and profit from our operations to date and there is little likelihood that we will realize material profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

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

In the event our properties experience any rapid expansion in production over current levels, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas.  There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls.  If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

We are dependent upon our operator’s expertise in the area of oil and gas exploration.

Under the farm-in agreement, Churchill Energy, as successor to Olympia Energy, will act as operator for the purposes of carrying out the work necessary at Boltan and we are therefore dependent upon the operator’s expertise in the area of oil and gas exploration.

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

Risks Relating to the Industry

As our properties are primarily in the exploration and, development stage there can be no assurance that we will establish further commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration, development and production stage. We only established proven reserves of oil and gas in fiscal 2006.  There can be no assurance that we will establish further commercial discoveries on any of our properties.

A decline in oil and natural gas prices will have an adverse impact on our operations.

Our revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Any significant or extended decline in oil or natural gas prices will have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital. Volatility in the oil and natural gas industry results from numerous factors over which we have no control, including:

•	the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices;
•	the cost of exploring for, producing and transporting oil and natural gas;
•	the domestic and foreign supply of oil and natural gas;
•	domestic and foreign governmental regulation;
•	the level and price of foreign oil and natural gas transportation;
•	available pipeline and other oil and natural gas transportation capacity;
•	weather conditions;
•	international political, military, regulatory and economic conditions;
•	the level of consumer demand;

•	the price and the availability of alternative fuels;
•	the effect of worldwide energy conservation measures; and
•	the ability of oil and natural gas companies to raise capital.

Significant declines in oil and natural gas prices for an extended period may:

•	impair our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	reduce the amount of oil and natural gas that we can produce economically;
•	cause us to delay or postpone some of our capital projects;
•	reduce our revenues, operating income and cash flow; and
•	reduce the carrying value of oil and natural gas properties.

No assurance can be given that current levels of oil and natural gas prices will continue. We expect oil and natural gas prices, as well as the oil and natural gas industry generally, to continue to be volatile.

Continued financial success depends on our ability to replace our reserves in the future.

Our future success as an oil and natural gas producer depends upon our ability to find, develop and acquire additional oil and natural gas reserves that are profitable. Oil and natural gas are depleting assets, and production from oil and natural gas from properties declines as reserves are depleted with the rate of decline depending on reservoir characteristics. If we are unable to conduct successful exploration or development activities or acquire properties containing proved reserves, our proved reserves generally will declines as the reserves are produced, and our level of production and cash flows will be adversely affected. Replacing our reserves through exploration or development activities or acquisitions will require significant capital which may not be available to us.

Reserve estimates depend on many assumptions that may turn out to be inaccurate.

Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this quarterly report. In order to prepare these estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this quarterly report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Investors should not assume that the pre-tax net present value of our proved reserves referred to in this quarterly report is the current market value of our estimated oil and natural gas reserves. We base the pre-tax net present value of future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate.

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

We own various non-operated working interests in the Boltan prospect, an oil and gas property located in the Smoky area near Grande Prairie, Alberta, Canada. Currently two producing wells exist on the property. The legal description of the Boltan prospect is TWP 59, Rge 2 W6M. The Boltan prospect includes petroleum and natural gas leases encompassing 5,760 total acres. Our principal executive office is located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2006.

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

Quarter Ended	High	Low
June 30, 2004	$0.13	$0.08
September 30, 2004	$0.12	$0.08
December 31, 2004	$0.10	$0.08
March 31, 2005	$0.35	$0.08
June 30, 2005	$0.24	$0.11
September 30, 2005	$0.27	$0.20
December 31, 2005	$0.27	$0.16
March 31, 2006	$0.85	$0.18

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

As of November 28, 2006, we had 16,020,000 shares of common stock outstanding and approximately 2 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2006.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
75,000	$1.00	2,425,000

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal years ended March 31, 2006, 2005 and 2004.

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

Results of Operations

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

We generated a net loss of $488,771 for the year ended March 31, 2006 compared to net income of $35,447 for the year ended March 31, 2005.  Net income (loss) per common share for the year ended March 31, 2006 was $(0.03) compared to $Nil per common share for the year ended March 31, 2005. The loss in fiscal 2006 was primarily a result of the recognition of impairment of our oil and gas properties as a consequence of an independent evaluation of our reserves, resulting in an impairment reserve increase of $555,085 and depletion and depreciation expense of $103,894. Revenue increased by $167,970 in 2006 over 2005 as a result of higher natural gas prices. The increase in revenue was offset by increased direct operating costs and the initiation of depletion charges in 2006. General and administrative costs increased with additional engineering and legal costs as the company entered the production phase.

Revenues increased to $511,500 for the year ended March 31, 2006 from $343,530 for the year ended March 31, 2005. The increase in revenues reflected higher average prices which rose to $9.08 per Mcf in fiscal 2006 from $6.15 per Mcf in fiscal 2005. We produced 49.4 MMcf of natural gas in fiscal 2006 compared to 50.1 MMcf in fiscal 2005.

Royalty expense of $21,552 in fiscal 2006 declined from $91,328 fiscal 2005, reflecting one-time charges in 2005 associated with the commencement of production. Operating expenses increased to $101,626 in fiscal 2006 from $51,481 in fiscal 2005 as a result of higher operating activity.

Depletion expense totalled $103,894 for the year ended March 31, 2006 compared to $Nil for the year ended March 31, 2005. We were still considered to be in the pre-production stage as at March 31, 2005. We entered the production stage in April 2005 and, accordingly, recorded depletion expense for the first time.

General and administrative expenses increased to $120,500 in fiscal 2006 from $75,048 in fiscal 2005. The increase in general expenses was primarily attributable to increased costs associated with higher levels of production activity as we moved from being an exploration and development stage company to a production stage company. General expenses included an increase in administration fees from $38,520 to $51,360 in fiscal 2006. Conference fees also increased to $9,459 from $Nil in fiscal 2005. Consulting fees rose to $13,990 in fiscal 2006 from $677 in the previous year due to increased engineering activity resulting in required engineering consultation and reports. Legal fees rose to $8,720 in fiscal 2006 from $4,936 in the prior fiscal year.

Interest expense for fiscal 2006 totalled $98,713 compared to $90,377 for fiscal 2005. The increase reflected the slightly larger average outstanding balance of shareholder loans in fiscal 2006 versus fiscal 2005.

We reported a foreign currency translation loss of $75,376 in fiscal 2006 compared to a gain of $3,086 in fiscal 2005. Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar. The sharp rise in the value of the Canadian dollar relative to the US dollar in fiscal 2006 resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

Capital Investment

Our exploration program in fiscal 2004 and 2005 produced gas from the shallower rock formations of the Boltan prospect. With the installation of compression facilities in November 2005, production was achieved on an unrestricted and uninterrupted basis on Boltan wellbores 09-09-59-02W6M and 14-10-59-02W6.

We incurred development costs totalling $233,783 in the year ended March 31, 2006 compared to $17,200 in the year ended March 31, 2005. The development costs in fiscal 2005 were primarily associated with the installation of compression facilities to enable unrestricted and uninterrupted production.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our company has incurred losses since inception in excess of $6 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations. Our company is pursuing financing for its operations and is in the process of determining whether the Bolton prospect has sufficient reserves to justify additional drilling.

We are currently relying on revenues generated from production to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.  Net cash provided by operating activities in fiscal 2006 totalled $172,033 versus $46,466 in fiscal 2005. Cash balances were $58,656 and $47,676, as of March 31, 2006 and March 31, 2005, respectively.

We entered into bridge loan agreements with a related party, in 2003 and 2004 to fund operations. The terms of these bridge loan agreements provide that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. In fiscal 2006, we consolidated and restructured our loans with the related party. As part of the restructuring, we borrowed an additional CDN$250,000 (US$203,932). The new loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. The loan is payable in Canadian dollars and is secured by a Promissory Note.

We paid down $ 223,970 under this facility in fiscal 2006 compared to $Nil in fiscal 2005. Accordingly, the balances outstanding under the loan agreement totalled $595,488 at March 31, 2006 versus $522,758 at March 31, 2005.

Should we require additional financing beyond that provided from operating activities, we would likely seek to secure same through a private placement of common stock or debt securities. Our material commitments for capital expenditures are limited to the farm-in agreement with Churchill Energy for the development of the Boltan prospect.

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

Plan of Operation

Our primary objectives over the 12 months ending March 31, 2007, will be to continue to participate in the Farm-in agreement with Churchill in regards to the development of the shallow formation in the Boltan Prospect and continue to investigate other potential oil and gas property acquisitions.

Cash Requirements

Over the next twelve months we intend to use funds to continue our participation in the Boltan prospect and to investigate further acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000

Operations
Farm-in contributions	Nil

Working Capital	50,000

Total	$170,000

We have suffered recurring losses from operations prior to fiscal 2005. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through a debt or an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research over the next twelve months. We anticipate expenses for the development of the Boltan prospect as set out above under our “Plan of Operations”.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2007.

Employees

Over the twelve months ending March 31, 2007, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Application of Critical Accounting Policies

Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable – related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2006, we have not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis our board of directors assess whether or not there is an asset impairment. The current oil and gas activities are considered to be in the exploration, development and production stage.

We periodically review the carrying amount of our unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. In the year ended March 31, 2003, we recognized an impairment loss related to the abandonment of an initial test well. In the year ended March 31, 2006, the company obtained an independent evaluation of its reserves and, as a consequence, determined that there was an impairment and recognized an impairment loss.

Depletion and depreciation of the capitalized costs for producing oil and gas properties will be provided by the unit-of-production method based on proved oil and gas reserves. The Company obtained an independent evaluation as of March 31, 2006 which established proved reserves. As a consequence, the Company initiated charging depletion and depreciation in the year ended March 31, 2006.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Public Accounting Firm, dated October 3, 2006.

Balance Sheet at March 31, 2006

Statements of Operations for the years ended March 31, 2006 and 2005

Statements of Changes in Stockholders' Equity (Deficit) for the years ended March 31, 2006 and 2005

Statements of Cash Flows for the years ended March 31, 2006 and 2005

Notes to the Financial Statements

REPORT OF REGISTERED INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheet of Nation Energy, Inc. as of March 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. as of March 31, 2006, and the results of its operations, and its cash flows for the years ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

October 3, 2006

Nation Energy, Inc.
Balance Sheet
March 31, 2006

ASSETS

Current assets:
Cash	$58,656
Accounts receivable	62,081
Prepaid expenses	16,560
Total current assets	137,297

Oil and gas properties, net - full cost method	841,986

$979,283

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$150,629
Accounts payable and accrued expenses - related party	244,976
Loans payable - related party	595,488
Total current liabilities	991,093

Asset Retirement Obligation	3,159

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,836,448)
Accumulated comprehensive income (loss):
Foreign currency translation	(62,921)
(14,969)

$979,283

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations

	For the Year Ended
	March 31, 2006	March 31, 2005

Revenue:	$511,500	$343,530
Direct expenses:
Royalties	21,552	91,328
Operating	101,626	51,481
Impairment of oil and gas properties	555,085	-
Depletion and depreciation	103,894	-
	782,157	142,809

Operating income (loss)	(270,657)	200,721

General and administrative	120,500	75,048

Income (loss) before other income (expense)	(391,157)	125,673

Other income (expense)
Interest expense	(98,713)	(90,377)
Interest income	1,099	151

Net income (loss)	(488,771)	35,447

Foreign currency translation gain (loss)	(75,376)	3,086

Comprehensive income (loss)	$(564,147)	$38,533

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$(0.03)	$0.00

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended March 31, 2005 and 2006

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Income (loss)		Total Stockholders' Equity (Deficit)
	Number of Shares	Amount			Accumulated (Deficit)

Balance March 31, 2004	16,020,000	$16,020	$6,868,380	$9,369	$(6,383,124)	$510,645

Comprehensive income	-	-	-	3,086	-	3,086

Net income	-	-	-	-	35,447	35,447

Balance March 31, 2005	16,020,000	16,020	6,868,380	12,455	(6,347,677)	549,178

Comprehensive income (loss)	-	-	-	(75,376)	-	(75,376)

Net (loss)	-	-	-	-	(488,771)	(488,771)

Balance March 31, 2006	16,020,000	$16,020	$6,868,380	$(62,921)	$(6,836,448)	$(14,969)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows

	For the Year Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income (loss)	$(488,771)	$35,447
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and depreciation	103,894	-
Impairment of oil and gas properties	555,085	-
Changes in working capital:
Increase in accounts receivable	(6,162)	(55,919)
Decrease in prepaid expenses	12,187	1,345
Increase (decrease) in accounts payable	24,197	(61,992)
Increase in accounts payable - related party	46,979	124,499
Net cash provided by operating activities	247,409	43,380

Cash flows from investing activities:
Additions to oil and gas properties	(233,783)	(17,200)
Net cash (used in) investing activities	(233,783)	(17,200)

Cash flows from financing activities:
Proceeds from loan payable - related party	296,700	-
Payments on loan payable - related party	(223,970)	-
Net cash provided by financing activities	72,730	-
Changes in cash due to foreign currency translation	(75,376)	3,086

Net increase in cash	10,980	29,266

Beginning balance, cash	47,676	18,410

Ending balance, cash	$58,656	$47,676

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Asset retirement obligation asset	$3,159	$-
Asset retirement obligation	$(3,159)	$-

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Note 1. Policies and Accounting Principles

Organization

The Company was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc. The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation. The Company is an oil and gas exploration, development and production company with properties located in Alberta Canada.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Net Income (Loss) Per Common Share

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

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2006, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the production stage.

The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees. Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the units-of-production method based on proved oil and gas reserves. During the years ended March 31, 2006 and 2005, the Company recognized depreciation and depletion expense of $103,894 and $0, respectively.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of its oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

As of March 31, 2006, the Company obtained an independent reserve report which indicated the carrying value of the oil and gas properties exceeded their net realizable value by $555,085. Accordingly, the Company recorded a reserve for impairment of $555,085 for the year ended March 31, 2006.

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

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company had elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

The Company has a stock based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities. The Company had elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price the employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-Based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), "Share Based Payments." SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. There was no material affect on the financial statements.

Accounts Receivable

The Company uses the direct write off method for bad debts. This method expenses uncollectible accounts when they become unrealizable. Any difference between this method and the allowance method is not material.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Revenue Recognition

Revenues from the sale of oil and gas production are recognized when title passes, generally in the month of production.

Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a)	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b)	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133
c)

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d)	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e)

Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,836,448, has a working capital deficit of $853,796 and is reliant on raising capital to initiate its business plan.

The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain sustained profitable operations. The Company is pursuing financing for its operations and is in the process of determining whether the Bolton Prospect has sufficient reserves to justify additional drilling.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Note 3. Oil and Gas Properties

On November 21, 2001, the Company entered into a farm-in agreement with Olympia Energy Inc. (succeeded by Churchill Energy Inc.)(the “Farm-in”) under which the Company will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the “Bolton Prospect”), which encompasses 5,760 acres. Under the terms of the Farm-in, the Company will fund 25% of the costs of exploration and development and will earn a 15% interest after payout in the Bolton Prospect.

On January 27, 2005, the Company entered into a farm-in agreement with Netco Energy Inc. (“Netco”) under which Netco will pay 100% of the costs related to the Company’s 15% working interest in the exploration and development of an exploratory well to earn 60% of the Company’s interest in two sections of land in the Bolton area of Alberta. Netco will earn a 9% interest, after payout, in the well and the well spacing unit and one additional section of land. Estimated gross drilling and casting costs are approximately $2,000,000.

The Company commenced production on the Bolton Prospect in fiscal 2005 on a restricted and interrupted basis and, accordingly, was still considered in the pre-production stage as at March 31, 2005. During fiscal 2006, compression facilities were installed, permitting the wells to produce gas on an unrestricted and uninterrupted basis. The Company obtained an independent reserve report as of March 31, 2006 which established proved reserves associated with the properties in accordance with SFAS 69. Accordingly, the properties were reclassified from unproved to proved properties in fiscal 2006. As a consequence of the establishment of proved reserves, the Company initiated recording depletion and depreciation expenses in fiscal 2006.

As a consequence of the independent reserve report, the Company determined that there was an impairment in its oil and gas properties and recognized an impairment loss of $555,085 for the year ended March 31, 2006.

The following table sets forth the capitalized costs and associated accumulated depletion and depreciation, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

	2006	2005

Exploration	$2,124,728	$2,124,728
Development	1,743,980	1,510,197
Asset Retirement Obligation Costs	3,159	nil
Less Impairment	(2,925,987)	(2,370,902)
	945,880	1,264,023
Accumulated depletion and depreciation	(103,894)	Nil
Oil and gas properties
Proven	$841,986
Unproven		$$1,264,023

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Note 4: Asset Retirement Obligations

The Company’s asset retirement obligations result from net ownership interests in oil and gas properties including well sites, gathering systems and processing facilities.

SFAS 143 “Accounting for Asset Retirement Obligations” requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.

The Company records an abandonment liability associated with its oil and gas wells when those assets are placed in service. An ARO liability of $3,159 was recognized in 2006 as the Company placed wells in service for the first time.

The Company estimates the total undiscounted amount of cash flows required to settle its asset retirement obligations is approximately $14,000. The majority of the costs will be incurred after 2018. An inflation factor of 1.5% has been applied to the estimated assets retirement cost. A credit-adjusted, risk-free rate of 10% was used to calculate the fair value of the asset retirement obligations.

The asset retirement obligation liability is as follows:

Asset retirement obligation, as at March 31, 2005	$	Nil
Liabilities incurred		Nil
Accretion expense		3,159
Asset retirement obligation, as at March 31, 2006		$3,159

Note 5. Stockholders’ Equity (Deficit)

Equity Incentive Plan

On May 6, 1999 the Board of Directors adopted a stock option plan (“The Plan”) which was subsequently approved by over 50% of our shareholders. The Plan allows for the issuance of incentive stock options to employees, consultants, directors, and others providing service of special significance to our company. The Plan is administered by the Board of Directors. The Plan provides for the issuance of up to 2,500,000 options. The exercise price of each option shall be determined by the Board or by the CEO with reference to such factors as current fair market value of the common stock, net book value per share, other remuneration already being received by the optionee. No option may be exercised more than five years from the date of grant and they vest on the date granted. The Plan does not have an expiry date.

On February 26, 2003, options to purchase a total of 225,000 shares of Common Stock at an exercise price of $0.10 per share were granted to two officers pursuant to the Plan. Subsequently, on January 20, 2004, the Company cancelled 150,000 share options previously granted to one of the officers. The Company’s Common Stock was trading at $0.115 per share on the date of the grant. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 5-years, expected volatility of 114.65%, risk-free interest rate of 4.2%, and no dividend yield. The weighted average fair value for the options granted was approximately $0.12 per share.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

The changes in the outstanding stock options during the years ended March 31, 2006 and March 31, 2005 are summarized as follows:

	March 31, 2006		March 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of period	75,000	$0.10	75,000	$0.10
Granted	nil		nil
Exercised	nil		nil
Expired	-		-
End of period	75,000	$0.10	75,000	$0.10

At March 31, 2006, the weighted average remaining contractual life for the options is 1.9 years. The options expire on February 26, 2008.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2006		2005
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

		March 31,
		2006		2005
Deferred tax assets:
Net operating loss carryforwards		$1,726,600		$1,723,500

Less valuation allowance		(1,726,600)		(1,723,500)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	---%
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The net operating loss carryforward will expire through 2026. The deferred tax asset has been fully reserved at March 31, 2006. The change in the valuation allowance during the year ended March 31, 2006 was $3,100.

Note 7. Related Party Transactions

(a) Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party in which the related party will provide administrative services on a month-to-month basis. Total expenses recognized under this agreement for the years ended March 31, 2006 and 2005 were $51,360 and $38,520 respectively.

(b) Loans Payable – Related Party

On July 7, 2005, the Company entered into a revised loan agreement with a related party and borrowed an additional $CDN$250,000 (US$203,932). The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. The loan is payable in Canadian dollars and is secured by a Promissory Note. As of March 31, 2006, the balance of the loan payable was $595,488. Accrued interest payable related to this loan and prior loans since 2003 was $244,976 at March 31, 2006.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Note 8. Disclosures about Oil and Gas Producing Activities

Oil and Gas Operations

The following table sets forth the revenue and direct cost information relating to the Company’s oil and gas production activities since the commencement of production in fiscal 2006:

2006

Production revenues	$511,500

Direct operating expenses
Royalties	21,552
Operating expenses	101,626
Depletion and depreciation	103,894
Results of operations	$284,428

Amortization rate per boe	$17.32

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities:

		2006		2005

Property acquisition	$	Nil	$	Nil
Exploration		Nil		Nil
Development		233,783		17,200
		233,783		17,200
Asset retirement obligation costs		. 3,159		. Nil
Costs incurred		$236,942		$17,200

Capitalized Costs

The following table sets forth the capitalized costs and associated depletion and depreciation, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

		2006	2005

Unproved properties	$	Nil	$1,264,023
Proved properties		945,880	Nil
Less: Accumulated depletion and
depreciation		103,894	. Nil
		$841,986	$1,264,023

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Note 9. Supplemental Oil And Gas Disclosures (Unaudited)

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in Canada.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. Proved developed reserves have been evaluated in accordance with SEC Guideline 2 and SFAS 69.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

The following table illustrates the Company’s net proved reserves, including changes, and proved developed reserves for the year ended March 31, 2006, as estimated by independent petroleum engineers:

	Oil (Mbbls)	Gas (MMcf)
Proved developed reserves
Beginning of year	Nil	Nil
Revisions of previous estimates	-	-
Extensions, discoveries and other additions Production	3.1 (0.2)	500.3 (34.3)
End of year	2.9	466.0

Nation Energy Inc.

Notes to Financial Statements

March 31, 2006

Standardized Measure of Discounted Future Net Cash Flows at March 31, 2006

$000s
Future cash inflows	$ 2,927
Future production costs	(1,278)
Future development costs	--
Future income tax expenses	--
Future net cash flows	1,649
10% annual discount for
estimated timing of cash flows	(810)
$839

There were no reserves at March 31, 2005; therefore there are no changes in standardized measures of discounted future net cash flows relating to proved oil and gas reserves.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief financial officer. Based upon that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president as appropriate, to allow timely decisions regarding required disclosure.

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

As at November 28, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	53	June 4, 1999

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

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the president and chief executive officer of our company since October 22, 2003 and the chairman, chief financial officer, secretary and a director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  He is currently a director of Q Investments Ltd. (formerly named Cubix Investments, Ltd.), a holding company for various public oil and gas and internet companies, and has been a director since February 1994 and served as president of Q Investments Ltd. (formerly Cubix Investments, Ltd.) from February 1994 to February 2001. He is currently director of Exxel Energy Corp. since October 15 2001 and Chairman of the Board of Exxel Energy Corp. since July 27, 2006; served as ..President and CEO of Exxel Energy Corp. from October 15, 2001 to July 27, 2006.and served as CFO of Exxel Energy Corp. from October 15, 2001 to October 2, 2003. Mr. Hislop is also a Director of Patriot Petroleum Corp. since April 7, 1999 and President and CEO of Patriot Petroleum Corp. since October 22, 2003; President and Director of Warrior Energy N.V. (formerly Luxmatic Technologies N.V) since October 6, 1997 and CEO of Warrior Energy N.V. since November 3, 2003.   In the past five years Mr. Hislop has also been a director of the following companies: Gemini Energy Corp. from March 1995 to June 27, 2002 (Mr. Hislop also served as president from March 1997 to January 1998), Ultra Petroleum Corp. from March 1993 to January 2001 (Mr. Hislop also served as president from March 1993 to May 1996, chief financial officer from May 1996 to September 1998), Rio Amarillo Mining Ltd. from December 1993 to April 1994 (Mr. Hislop also served as Secretary and CFO from December 1993 to April 1994), Spectrum Resources, Ltd. from September 1996 to November 1997, KinYSIS Pharmaceutical, Inc. from July 1997 to October 1997 (Mr. Hislop also served as president, secretary, chief executive officer and chief financial officer from July 1997 to August 1997), Ultra Holdings Inc. from July 1999 to October 2001 (Mr. Hislop also has served as president from July 1999 to October 2001), Zconnexx Corporation (formerly known as Capital Charter Corp.) from November 1998 to May 2000, Netco Energy Inc. (formerly known as Green River Holdings Inc. and Green River Petroleum, Inc.) from June 1999 to June 17, 2004.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated material revenues to date.

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

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
John Hislop(2) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2006.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2006.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2006.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2006.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of November 28, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Jayco Investments(2) Palm Court, 28 Pine Road Belleville, St, Michael Barbados	11,010,000	68.7%

John Hislop 1589 Marpole Avenue Vancouver, BC V6J 2R9	75,000(3)	*%
Directors and Executive Officers as a Group	11,085,000(3)	68.7%
*Less than 1%

(1)    Based on 16,020,000 shares of common stock issued and outstanding as of November 28, 2006.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

We receive administrative services and back office support under an oral administrative service agreement with Caravel Management Corp., pursuant to which we are charged CAD$3,000 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  The agreement with Caravel Management Corp. is on a month to month basis.

We have borrowed $595,488 under a loan agreement with Caravel Management Corp. The loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. The loan in payable in Canadian dollars and is secured by a Promissory Note.

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

10.3         Agreement with Netco Energy Inc. dated January 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005).

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

*Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co. LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2006 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, 2005, September 30, 2005 and December 31, 2005 were $17,400.

Audit Related Fees

For the fiscal years ended March 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Stark Winter Schenkein & Co. LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended March 31, 2006 and 2005, the aggregate fees billed by Stark Winter Schenkein & Co. LLP for other non-audit professional services, other than those services listed above, totalled $1,800.

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

NATION ENERGY INC.

By: /s/ John R Hislop

John Hislop, President, Chief Executive Officer,

Chief Financial Officer, Secretary,and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date:	November 7, 2006

CW907709.1