Form 10QSB
period 2006-06-30
NATION ENERGY INC
filed 2008-02-01
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

16,020,000 common shares outstanding as of January 28, 2008.

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

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Nation Energy, Inc.
Balance Sheet
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$ 48,716
Accounts receivable	75,622
Prepaid expenses	5,000
Total current assets	129,338

Oil and gas properties, net - full cost method	825,854

$ 955,192

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 172,950
Accounts payable and accrued expenses-related party	37,743
Loans payable - shareholder	834,893
Total current liabilities	1,045,586

Asset retirement obligation	3,333

Stockholders' (deficit):
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,882,912)
Accumulated comprehensive (loss):
Foreign currency translation	(95,215)
(93,727)

$ 955,192

See the accompanying notes to financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month Period ended

	June 30, 2006	June 30, 2005

Revenues	$ 39,020	$ 14,431

Direct Expenses:
Depletion and accretion	26,222	-
Royalties	(6,377)	(70,749)
Operating	14,082	5,841
	33,927	(64,908)

Gross profit	5,093	79,339

General and administrative	34,865	26,088

Operating income (loss)	(29,772)	53,251

Other income (expense):
Interest expense	(17,028)	(24,455)
Interest income	336	85
	(16,692)	(24,370)

Net income (loss)	(46,464)	28,881

Foreign currency translation adjustments	(32,294)	1,205

Comprehensive income (loss)	$ (78,758)	$ 30,086

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ 0.00

See the accompanying notes to financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Month Period ended

	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 8,692	$ (35,797)

Cash flows from investing activities:
Recovery of (additions to) oil and gas properties	-	4,797
Net cash provided by (used in) investing activities	-	4,797

Cash flows from financing activities:
Payments on loan payable - shareholder	(18,632)	-
Net cash (used in) financing activities	(18,632)	-

Net (decrease) in cash	(9,940)	(31,000)

Beginning cash	58,656	47,676

Ending cash	$ 48,716	$ 16,676

See the accompanying notes to financial statements.

Nation Energy, Inc.

Notes to Financial Statements

June 30, 2006

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.   For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of and for the two years ended March 31, 2006.

Certain prior year amounts have been reclassified for comparative purposes.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,882,912 and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3:  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 4.  Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverability of their proved oil and gas properties.  For the year ended March 31, 2006, the Company recorded a ceiling test write-down of $555,085.  As of June 30, 2006, management determined that there was no further impairment of their proved oil and gas properties.

Note 5.  Related Party Transactions

During March 2002 the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the three months ended June 30, 2006 and 2005 were $12,840 for each of the periods.

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

Overview

We are an oil and gas exploration company with interests in properties located in Alberta, Canada.  We commenced limited production of natural gas from our properties in fiscal 2005 and entered the production stage in April 2005.

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

Our Current Business

Boltan Prospect, Smoky Area, Alberta

Our business involves the development and exploration of our oil and gas properties located in the Smoky area near Grande Prairie, Alberta, Canada.  Since 2002, we have actively participated in drilling and testing programs in well bores 09-09-59-02-W6M and 08-09-50-02-W6M.  The 08-09-50-02-W6M well was tested as uneconomic in August 2003 and the 09-09-59-02-W6M well was turned to sales in June 2004.

On January 10, 2005, we entered into a farm-in agreement with Netco Energy Inc. as to certain interests in two sections at Boltan.  Under the terms of the agreement, Netco Energy Inc. earned 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of exploratory well 14-10-59-2W6, a location offsetting the 09-09-59-02-W6M well bore.  At the time of the January 10, 2005 farm-in agreement with Netco Energy Inc., Accrete Energy was the operator.  Our remaining interests in the two sections of land and 14-10-59-2W6 well bore after payout will be 6%.

The 14-10-59-2W6 well was successfully drilled and completed in March 2005 and began producing to sales in June 2005 and was renamed and designated the 13-10-59-2W6 well to correctly reflect the wells surveyed bottom hole location.  Compression facilities were installed November 2005 to enable the 13-10-59-2W6 and the 09-09-59-02-W6M well bores to flow on an unrestricted and uninterrupted basis into regional sales pipelines.

Effective January 1, 2006 Churchill Energy Inc. (“Churchill Energy”) assumed Accrete Energy’s interests and became operator of the Boltan property.

In November 2006 Churchill Energy issued an operations notice to recomplete and commingle an undeveloped zone within the 13-10-59-2W6 well bore and in November 2006 the well was shut-in,  recompleted and subsequently placed back on production in March 2007.

On November 29, 2006 we entered into a letter of intent with Netco Energy Inc. to earn 60% of our interest in a new exploratory well proposed at Boltan, well bore 1-16-59-2W6  (the “Test Well”) and the land,  Section 16, Twp 59, Rge 2 W6M, on which the well is located.

The letter of intent provided that Netco Energy Inc. would acquire 60% of Nation’s 15% interest in the Test Well and the section of land where the Test Well is located by funding Nation’s share of related drilling and development costs.  Netco Energy Inc. would earn a 15% before payout (and 9% after payout) interest in the Test Well.  In addition, we agreed to dedicate 100% of our net production revenues from our interests at the Boltan property to Netco Energy Inc. until such time that Netco Energy Inc. recoups 100% of its capital expenses associated with the Test Well.  The 1-16-59-2W6M well reached a total depth of 3,585 meters in January 2007 and was cased as a potential gas well.  Completion operations commenced in early February 2007 and were suspended later that month due to early spring break up and road access bans.  Operations to finish well completions and tie-in the Test Well resumed in July 2007 and the Test well was placed on production to sales in November 2007.

Over the next 12 months we intend to participate in and further develop wells on the Boltan property if warranted on a well by well basis, and if merited, maintain an interest in new wells by farming out a portion of our interests on well by well basis in order to finance operations.

Plan of Operations and Cash Requirements

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

Plan of Operation

Our primary objectives over the next 12 months will be to continue to participate in the farm-in agreement with Churchill Energy in regards to the development of the shallow formation in the Bolton prospect and continue to investigate other potential oil and gas property acquisitions.

Product Research and Development

We do not anticipate that we will expend any significant monies on research over the next twelve months.  We anticipate expenses for the development of the Bolton prospect as set out above under our “Plan of Operations”.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We incurred a comprehensive (loss) of $78,758 for the three months ended June 30, 2006 compared to comprehensive income of $30,086 for the three months ended June 30, 2005.  The net loss per common share for the three months ended June 30, 2006 was $nil, compared to a net income per common share of $nil for the three months ended June 30, 2005.  Discussion and analysis related to significant operating activities undertaken during the periods is set out below.

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

We are currently relying on revenues generated from production to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.   Cash balances were $48,716 as of June 30, 2006.

We entered into bridge loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provide that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  In fiscal 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN$250,000 (US$203,932).  The new loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.    During the quarter ended June 30, 2006, we paid down $20,351 and accordingly the balance at June 30, 2006 totaled $834,893.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2007.

Employees

Over the twelve months ending June 30, 2007, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration, development and production stage and have proven reserves of oil and gas..   Accordingly, we have realized limited revenues and profit from our operations to date and there is little likelihood that we will realize material profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

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

Our revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and natural gas.  In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile.  Any significant or extended decline in oil or natural gas prices will have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital.  Volatility in the oil and natural gas industry results from numerous factors over which we have no control, including but not limited to, the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices; the cost of exploring for, producing and transporting oil and natural gas; the domestic and foreign supply of oil and natural gas; domestic and foreign governmental regulation; the level and price of foreign oil and natural gas transportation;  available pipeline and other oil and natural gas transportation capacity; weather conditions; international political, military, regulatory and economic conditions; the level of consumer demand; the price and the availability of alternative fuels; the effect of worldwide energy conservation measures; and the ability of oil and natural gas companies to raise capital.

Significant declines in oil and natural gas prices for an extended period may impair our financial condition, liquidity, ability to finance planned capital expenditures and results of operations, reduce the amount of oil and natural gas that we can produce economically, cause us to delay or postpone some of our capital projects, reduce our revenues, operating income and cash flow and reduce the carrying value of oil and natural gas properties.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended June 30, 2006.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Item 6. Exhibits.

3.6*

Certificate of Reinstatement

 (31)

Section 302 Certifications

31.1*

Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY, INC.

By: "John R Hislop"
John Hislop, President, Chief Executive Officer, Chairman of the Board,
Chief Financial/Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: January 31, 2008