Form 10QSB
period 2006-09-30
NATION ENERGY INC
filed 2008-02-12
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

16,020,000 common shares outstanding as of January 31, 2008.

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

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Nation Energy, Inc.
Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$ 108,390
Prepaid expenses	5,000
Total current assets	113,390

Oil and gas properties, net - full cost method	804,970

$ 918,360

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 189,380
Accounts payable and accrued expenses-related party	52,044
Loans payable - shareholder	833,174
Total current liabilities	1,074,598

Asset retirement obligation	3,506

Stockholders' (deficit):
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,956,056)
Accumulated comprehensive (loss:)
Foreign currency translation	(88,088)
(159,744)

$ 918,360

See the accompanying notes to financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:	$ 32,193	$ 187,353	$ 71,213	$ 201,784

Direct Expenses:
Depletion and accretion	(26,222)	-	(52,444)	-
Royalties	(1,092)	(22,941)	5,285	47,808
Operating expenses	(13,509)	(565)	(27,592)	(6,406)
	(40,823)	(23,506)	(74,751)	41,402

Gross profit (loss)	(8,630)	163,847	(3,538)	243,186

Costs and expenses:
General, selling and administrative	(32,859)	(33,954)	(67,724)	(60,042)

Operating income (loss)	(41,489)	129,893	(71,262)	183,144

Other income (expense):
Interest expense	(32,143)	(24,820)	(49,171)	(49,275)
Interest income	488	242	824	327
	(31,655)	(24,578)	(48,347)	(48,948)

Net income (loss)	(73,144)	105,315	(119,609)	134,196

Foreign currency translation adjustments	7,127	(31,493)	(25,167)	(32,698)

Comprehensive income (loss)	$ (66,017)	$ 73,822	$ (144,776)	$ 101,498

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share -
basic and diluted	$ (0.00)	$ 0.00	$ (0.01)	$ 0.01

See the accompanying notes to financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Month Period Ended

	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 85,512	$ (131,199)

Cash flows from investing activities:
Recovery of (additions to) oil and gas properties	(15,427)	336
Net cash provided by (used in) investing activities	(15,427)	336

Cash flows from financing activities:
Proceeds from loan payable - shareholder	-	203,932
Payments on loan payable - shareholder	(20,351)	(81,573)
Net cash provided by (used in) financing activities	(20,351)	122,359

Net increase (decrease) in cash	49,734	(8,504)

Beginning cash	58,656	47,676

Ending cash	$ 108,390	$ 39,172

See the accompanying notes to financial statements.

Nation Energy, Inc.

Notes to Financial Statements

September 30, 2006

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,956,056 and has working capital and stockholder deficits of $961,208 and $159,744 at September 30, 2006, and is reliant on raising capital to initiate its business plan. The Company's ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 4.  Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverability of their proved oil and gas properties. For the year ended March 31, 2006, the Company recorded a ceiling test write-down of $555,085. As of September 30, 2006, management determined that there was no further impairment of their proved oil and gas properties.

Note 5.  Related Party Transactions

During March 2002 the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis. Total expenses recognized under this agreement for the six months ended September 30, 2006 and 2005 were $25,680 for each of the periods.

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

Our Current Business

Boltan Prospect, Smoky Area, Alberta

Our business involves the development and exploration of our oil and gas properties located in the Smoky area near Grande Prairie, Alberta, Canada.  Since 2002 we have actively participated in drilling and testing programs in well  bores 09-09-59-02-W6M and 08-09-50-02-W6M.  The 08-09-50-02-W6M well was tested as uneconomic in August 2003 and the 09-09-59-02-W6M well was turned to sales in June 2004.

On January 10, 2005, we entered into a farm-in agreement with Netco Energy Inc. as to certain interests in two sections at Boltan.  Under the terms of the agreement, Netco Energy Inc. earned 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of exploratory well 14-10-59-2W6, a location offsetting the 09-09-59-02-W6M well bore.  At the time of the January 10, 2005 farm-in agreement with Netco Energy Inc., Accrete Energy was the operator.  Our remaining interests in the two sections of land and the 14-10-59-2W6 well bore after payout will be 6%.

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

On November 29, 2006 we entered into a letter of intent with Netco Energy Inc. to earn 60% of our interests in a new exploratory well proposed at Bolton, well bore 1-16-59-2W6 (the “Test Well”) and the land, Section 16, Twp 59, Rge 2 W6M, on which the well is located.

The letter of intent provides that Netco Energy Inc. would acquire 60% of Nation’s 15% interest in the Test Well and the section of land where the Test Well is located by funding Nation’s share of related drilling and development costs.  Netco Energy Inc. would earn a 15% before payout (and 9% after payout) interest in the Test Well.  In addition, we agreed to dedicate 100% of our net production revenues from our interests at the Bolton property to Netco Energy Inc. until such time that Netco Energy Inc. recoups 100% of its capital expenses associated with the Test Well.  The 1-16-59-2W6M well reached a total depth of 3,585 meters in January 2007 and was cased as a potential gas well.  Completion operations commenced in early February 2007 and were suspended later that month due to early spring break up and road access bans.  Operations to finish well completions and tie-in the Test Well resumed in July 2007 and the Test well was placed on production to sales in November 2007.

Over the next 12 months we intend to participate in and further develop wells on the Bolton property if warranted on a well by well basis, and if merited, maintain an interest in new wells by farming out a portion of our interests on a well by well basis in order to finance operations.

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

Plan of Operation

Our primary objectives over the next 12 month will be to continue to participate in the farm-in agreement with Churchill Energy in regards to the development of the shallow formation in the Bolton prospect and continue to investigate other potential oil and gas property acquisitions.

Product Research and Development

We do not anticipate that we will expend any significant monies on research over the next twelve months.  We anticipate expenses for the development of the Bolton prospect as set out above under our “Plan of Operations”.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We incurred a comprehensive (loss) of $(66,017) for the three months ended September 30, 2006 compared to comprehensive income of $73,822 for the three months ended September 30, 2005. The primary reason for the decrease is the reduction in revenues from $187,353 to $32,193. The net loss per common share for the three months ended September 30, 2006 was $nil, compared to a net income per common share of $nil for the three months ended September 30, 2005.  Discussion and analysis related to significant operating activities undertaken during the periods is set out below.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

We incurred a comprehensive (loss) of $144,776 for the six months ended September 30, 2006, compared to comprehensive income of $101,498 for the six  months ended September 30, 2005.  The primary reason for the decrease is the reduction in revenues from $201,784 to $71,213. The net loss per common share for the six months ended September 30, 2006 was $0.01, compared to net earnings of $0.01 per common share for the six months ended September 30, 2005.  Discussion and analysis related to significant operating activities undertaken during the six months ended September 30, 2006 is set out below.

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

We are currently relying on revenues generated from production to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.   Cash balances were $108,390 as of September 30, 2006.

We entered into bridge loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provide that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  In fiscal 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN$250,000 (US$203,932).  The new loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.    The balance at September 30, 2006 totaled $833,174.  Accrued interest on the loan at September 30, 2006 was $49,136.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through September 30, 2007.

Employees

Over the twelve months ending September 30, 2007, we do not anticipate an increase in the number of employees that we may retain.  We currently have no employees other than our director and officer.

 .RISK FACTORS

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration, development and production stage and have proven reserves of oil and gas .   Accordingly, we have realized limited revenues and profit from our operations to date and there is little likelihood that we will realize material profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended September 30, 2006.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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
Date: February 6, 2008