Form 10QSB
period 2006-12-31
NATION ENERGY INC
filed 2008-09-30
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

16,020,000 common shares outstanding as of September 29, 2008

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ X  ]

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the nine month period ended December 31, 2006 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Balance Sheet
December 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$ 191,056
Accounts receivable	75,591
Prepaid expenses	5,000
Total current assets	271,647

Oil and gas properties, net - full cost method	778,922

$ 1,050,569

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 352,322
Accounts payable and accrued expenses-related party	41,727
Loans payable - shareholder	773,110
Total current liabilities	1,167,159

Asset retirement obligation	3,675

Stockholders' (deficit):
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020
Additional paid-in capital	6,868,380
Accumulated (deficit)	(6,945,849)
Accumulated comprehensive loss:
Foreign currency translation	(58,816)
(120,265)

$ 1,050,569

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended

	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Revenues:	$ 116,192	$ 131,670	$ 187,405	$ 333,454

Direct Expenses:
Depletion and accretion	(26,216)	-	(78,660)	-
Royalties	(16,861)	(27,707)	(11,576)	20,101
Operating expenses	(7,434)	(26,679)	(35,026)	(33,085)
	(50,511)	(54,386)	(125,262)	(12,984)

	65,681	77,284	62,143	320,470

Costs and expenses:
General, selling and administrative	26,148	25,273	93,872	85,315

Operating income (loss)	39,533	52,011	(31,729)	235,155

Other income (expense):
Interest expense	(30,127)	(25,159)	(79,298)	(74,434)
Interest income	801	287	1,625	614
	(29,326)	(24,872)	(77,673)	(73,820)

Net income (loss)	10,207	27,139	(109,402)	161,335

Foreign currency translation adjustments	29,272	62,710	4,106	30,012

Comprehensive income (loss)	$ 39,479	$ 89,849	$ (105,296)	$ 191,347

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share -
basic and diluted	$ 0.00	$ 0.01	$ (0.01)	$ 0.01

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Month Period Ended

	December 31, 2006	December 31, 2005

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 188,913	$ 81,153

Cash flows from investing activities:
Purchase of unproven oil and gas properties	(15,080)	(28,014)
Net cash provided by (used in) investing activities	(15,080)	(28,014)

Cash flows from financing activities:
Proceeds from loan payable - shareholder	-	203,932
Payments on loan payable - shareholder	(41,432)	(128,581)
Net cash provided by (used in) financing activities	(41,432)	75,351

Net increase (decrease) in cash	132,401	128,490

Beginning cash	58,655	47,676

Ending cash	$ 191,056	$ 176,166

Nation Energy, Inc.
Notes to Financial Statements
December 31, 2006
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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $6,945,849 and has working capital and stockholder deficits of $895,512 and $120,265 at December 31, 2006, and is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 4.  Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverability of their proved oil and gas properties.  For the year ended March 31, 2006, the Company recorded a ceiling test write-down of $555,085.  As of December 31, 2006, management determined that there was no further impairment of their proved oil and gas properties.

Note 5.  Related Party Transactions

During March 2002 the Company entered into a verbal agreement with a related party in which the related party will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the nine months ended December 31, 2006 and 2005 were $38,280 for each of the periods.

Note 6.  Subsequent Events

On September 22, 2008, the Company announced that, jointly with Netco Energy Inc., it had entered into a Sales and Purchase agreement dated September 18, 2008 to sell  their assets in the Smoky Area of Alberta for total net proceeds of Cdn $1,600,000.  The agreement is effective June 1, 2008 and at the closing the Company will receive net Cdn $1,095,000 and Netco will receive net Cdn $505,000 for their interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Nation” and “Nation Energy” mean Nation Energy, Inc. and our subsidiary 963639 Alberta Ltd., unless otherwise indicated.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

Our unaudited consolidated financial statements are stated in US dollars (“US$”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

Overview

We are an oil and gas exploration company with interests in properties located in Alberta, Canada.  We commenced limited production of natural gas from our properties in fiscal 2005.  Nation Energy is a Wyoming corporation with its business offices located at Suite 1100, 609 West Hastings Street, Vancouver, British Columbia, Canada, V6B 4W4.  Our telephone number is (800) 400-3969.

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

On November 29, 2006 we entered into a letter of intent with Netco Energy Inc. to earn 60% of our interest in a new exploratory well proposed at Boltan, well bore 1-16-59-2W6  (the “Test Well”) and the land,  Section 16, Twp 59, Rge 2 W6M, on which the well is located and a farm-in agreement was established effective January 1, 2007 (the “1-16 Farm-in Agreement)

The 1-16 Farm-in Agreement provided that Netco Energy Inc. would acquire 60% of Nation’s 15% interest in the Test Well and the section of land where the Test Well is located by funding Nation’s share of related drilling and development costs.  Netco Energy Inc. would earn a 15% before payout (and 9% after payout) interest in the Test Well.  In addition, we agreed to dedicate 100% of our net production revenues from our interests at the Boltan property to Netco Energy Inc. until such time that Netco Energy Inc. recoups 100% of its capital expenses associated with the Test Well.  The 1-16-59-2W6M well reached a total depth of 3,585 meters in January 2007 and was cased as a potential gas well.  Completion operations commenced in early February 2007 and were suspended later that month due to early spring break up and road access bans.  Operations to finish well completions and tie-in the Test Well resumed in July 2007 and the Test well was placed on production to sales in November 2007.

Effective May 1, 2008 EnCana Oil and Gas Partnership. (“EnCana”) assumed Churchill Energy’s interests and became operator of the Boltan property.

On September 22, 2008, we announced that, together with Netco Energy Inc. (“Netco”), we jointly entered into a Sales and Purchase agreement with EnCana Oil and Gas (“EnCana”) dated September 18, 2008.  The agreement contemplates the sale of all of our assets in the Smoky Area of Alberta for a total net price of Cdn $1,600,000.  The terms of the agreement state that EnCana is to purchase all of our interests in the Bolton assets described above, as well as all of Netco’s interests outlined in the Farm-in agreements and that the purchase price be split as to Cdn $1,095,000 to Nation and Cdn $505,000 to Netco.  The agreement, when closed, is to have an effective date of June 1, 2008.

Plan of Operations and Cash Requirements

Cash Requirements

We intend to use the proceeds of the sale, described above, to fund future oi land gas exploration programs and for general working capital.

Going Concern

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

Plan of Operation

Currently our primary objective is to review and if warranted proceed with future oil and gas exploration and development programs.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Our accumulated losses increased to $6,945,849 as of December 31, 2006.  Our financial statements report net income of $39,479 for the three months ended December 31, 2006 compared to net income of $89,849 for the three months ended December 31, 2005.  Our earnings have decreased primarily as a result of decreased revenues and increased depletion expenses.  The net earnings per common share for the three months ended December 31, 2006 was $nil, compared to net earnings per common share of $0.01 for the three months ended December 31, 2005.   We also recognized depletion of its capitalized oil and gas expenditures of $26,216  during the three months ended December 31, 2006, compared to $nil for the three months ended December 31, 2005. Discussion and analysis related to significant operating activities undertaken during the years is set out below.

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2006 which are included herein.

Our operating results for the three months ended December 31, 2006, for the three months ended December 31, 2005 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Changes between Three Month Period Ended December 31, 2006 and December 31, 2005
Revenue	$116,192	$131,670	$(15,478)
General & Administrative	26,148	25,273	875
Interest expense	30,127	25,159	4,968
Oil and gas operating expenses	50,511	54,386	(3,875)
Foreign currency translation adjustments	29,272	62,710	(33,438)
Net income (loss)	39,479	89,849	(50,370)

Revenues decreased during the three months ended December 31, 2006 to $116,192 from $131,670 for the three months ended December 31, 2005.  The decrease in revenues is primarily due to a decrease in both volumes and lower natural gas prices.  General and administrative expenses remained materially the same with expenses totaling $26,148 compared to $25,273 in prior period.  Interest expenses rose to $30,127 for the three month period ended December 31, 2006 from $25,159 recorded for the three months ended December 31, 2005.  Oil and gas direct operating expenses remained steady at $50,511 for the three months ended December 31, 2006 compared to slightly higher operating costs of $54,386 for the prior period.  The decrease in operating expenses is in relation to a decrease in revenues.  Foreign currency adjustments resulted in losses of $29,272 for the current period compared to higher losses for the prior period of $62,710.  The strengthening Canadian dollar is responsible for the reduced losses on translation.

Nine Months Ended December 31, 2006  Compared to Nine  Months Ended December31, 2005

Our financial statements report a net loss of $105,296 for the nine months ended December 31, 2006 compared to net income of $191,347 for the nine months ended December 31, 2005.  Our earnings have decreased primarily as a result of decreased revenues and increased depletion expenses.  The net loss per common share for the nine months ended December 31, 2006 was $0.01, compared to net earnings per common share of $0.01 for the nine months ended December 31, 2005.   We also recognized depletion of its capitalized oil and gas expenditures of $78,660  during the nine months ended December 31, 2006, compared to $nil for the nine months ended December 31, 2005. Discussion and analysis related to significant operating activities undertaken during the years is set out below.

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2006 which are included herein.

Our operating results for the nine months ended December 31, 2006, for the nine months ended December 31, 2005 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Changes between Nine Month Period Ended December 31, 2006 and December 31, 2005
Revenue	$187,405	$333,454	$(146,049)
General & Administrative	93,872	85,315	8,557
Interest expense	79,298	74,434	4,864
Oil and gas operating expenses	125,262	12,984	112,278
Foreign currency translation adjustments	4,105	30,012	(25,907)
Net income (loss)	(105,296)	191,347	(296,643)

Revenues decreased during the nine months ended December 31, 2006 to $187,405 from $333,454 for the nine months ended December 31, 2005.  The decrease in revenues is primarily due to a decrease in both volumes and lower natural gas prices.  General and administrative expenses remained materially the same with expenses totaling $93,872 compared to $85,315 in prior period.  Interest expenses rose slightly to $79,298 for the nine month period ended December 31, 2006 from $74,434 recorded for the nine months ended December 31, 2005.  Oil and gas direct operating expenses totaled $125,262 for nine months ended December 31, 2006 compared to lower net operating costs of $12,984 for the prior period.  The decrease in operating expenses is in relation to a decrease in revenues in addition to a one-time correction to royalty expenses for 2005.  Depletion expense was booked, in relation to production, during the period ended December 31, 2006.  Foreign currency adjustments resulted in losses of $4,105 for the current period compared to higher losses for the prior period of $30,012.  The strengthening Canadian dollar is responsible for the reduced losses on translation.

Investment

As at December 31, 2006, we have invested a total of $3,878,624 under the farm-in agreement with Churchill Energy towards the drilling and development costs of the initial well at the Boltan prospect, with initial focus targeting deep rock formations underlying the oil and gas leases.  However, given the results that we had received on the Boltan prospect to date testing the deep formations, we recorded a $2,370,902 impairment on the Boltan prospect during the fiscal year ended March 31, 2003 and an additional $555,085 during the fiscal year ended March 31, 2006.  Production on the property has been achieved from shallower rock formations.

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

Working Capital

	At December 31, 2006	At March 31, 2006
Current Assets	$271,647	$137,297
Current liabilities	1,167,159	991,093
Working Capital	$(895,512)	$(853,796)

Cash Flows

	Nine months ended December 31, 2006	Nine months ended December 31, 2005
Cash flows provided by operating activities	$188,913	$81,153
Cash flows used in investing activities	(15,080)	(28,014)
Cash flows provided by (used in) financing activities	(41,432)	75,351
Net increase in cash during the period	$132,401	$128,490

Cash flows provided by operating activities increased to $188,913 for the nine months ended December 31, 2006 compared to $81,153 for the same period in 2005.  The increase is primarily due to an increase in unpaid account payable.  A decrease in accounts receivable at the period end also increased cash from operations.   We used $15,080 in property expenses for the nine months ended December 31, 2006 compared to $28,014 during the same period in 2005.  We increased our loan during the nine months ended December 31, 2005 compared to using $41,432 in payments on the loan during the current period.

Operating Activities

Net cash provided by operating activities was $188,913 in the nine months ended December 31, 2006 compared with net cash provided by operating activities of $81,153 in the same period in 2005.

Investing Activities

Net cash used in investing activities was $15,080 in the nine months ended December 31, 2006 compared to net cash used in investing activities of $28,014 in the same period in 2005.  The slight decrease in use of cash of $12,934 in investing activities is mainly attributable to the completion of the test well, resulting in lower capital expenditures.

Financing Activities

Net cash used in financing activities was $41,432 in the nine months ended December 31, 2006 compared to net cash provided by financing activities of $75,351 in the same period in 2005.  This is attributable to increases in net cash provided by operating activities.

We are currently relying on revenues generated from production to fund our continuing operating expenses and to fund the identification and evaluation of further oil and gas properties.   Cash balances were $191,056 and $176,166 as of December 31, 2006 and December 31, 2005, respectively.

We entered into bridge loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provide that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  In fiscal 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN$250,000 (US$203,932).  The new loan bears interest at 15% per annum and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.    During the quarter ended December 31, 2006, we paid down $41,432 and accordingly the balance at the quarter ended December 31, 2006 totaled $773,110.

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

Purchase of Significant Equipment

Currently we do not intend to purchase any significant equipment (excluding oil and gas activities).

Employees

Currently our only employee is our director and officer.  We do and will continue to outsource contract employment as needed and do not currently anticipate  an increase in the number of employees that we may retain.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Under the farm-in agreement, EnCana, as successor to Churchill Energy, will act as operator for the purposes of carrying out the work necessary at Boltan and we are therefore dependent upon the operator’s expertise in the area of oil and gas exploration.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less that $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock.  These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-intuitional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our shares of common stock are currently listed for public trading on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operations.  There can be no assurance that trading prices and price earnings ratios previously experience by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

Since our director and officer is not a resident of the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our director and officer.

We do not currently maintain a permanent place of business within the United States. In addition, our director and officer is not a resident of the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Oil and gas operations are subject to federal, provincial, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons.  To date we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Item 3. Controls and Procedures

Management’s report on disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer.  Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human errors.  Internal control over financial reporting can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.   Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures deteriorate.

Changes in internal control over financial reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially or are reasonable likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time.  Our company did not hold any formal board meetings during the quarter ended December 31, 2006.  All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Wyoming General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

3.4

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2003)

3.5

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2003)

3.6*

Certificate of Reinstatement

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
Date: September 29, 2008