Form 10-K
period 2007-03-31
NATION ENERGY INC
filed 2010-08-16
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-30193

NATION ENERGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 900 609 West Hastings Street Vancouver British Columbia	V6B 4W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (800) 400-3969

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
(Check one):   Yes [   ];   No [X].

Indicate by checkmark if the registrant is not required to file reports pursuant to  Section 13 or 15(d) of the Act. .

 (Check one):   Yes [   ];   No [X].

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]     No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.   [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

(Do not check if a smaller reporting company)

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]     No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $764,475 based on a price of $0.15 per share, being the price at which the common equity was last sold on March 31, 2007.

State issuer's revenues for its most recent fiscal year.  $263,651 for the year ended March 31, 2007

 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ]     No [   ]   N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of August 6, 2010 .

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•

risks and uncertainties relating to the interpretation of drill results, the geology, rage and continuity of mineral deposits;

•

results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•

mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;

•

the potential for delays in exploration or development activities or the completion of feasibility studies;

•

risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•

risks related to commodity price fluctuations;

•

the uncertainty of profitability based upon our history of losses;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•

risks related to environmental regulation and liability;

•

risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•

risks related to tax assessments;

•

political and regulatory risks associated with mining development and exploration; and

•

other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performances or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) are prepared in accordance with the United States Generally Accepted Accounting Principles.

As used in this annual report, the terms "we", "us", "our", and "Nation Energy" mean Nation Energy Inc., unless otherwise indicated.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

ITEM 1.  BUSINESS

We were formed under the laws of the State of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998, we conducted no business and existed as a shell corporation.  After the restatement of our Articles of Incorporation on September 16, 1998, our main focus was the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.   Following the change in our focus, we commenced corporate strategic development and explored potential oil and gas projects.  On June 13, 2003 we merged from the State of Delaware with Nation Energy Inc., a corporation organized and existing under the laws of the State of Wyoming, which we incorporated for the purposes of the merger, pursuant to which we have changed our domicile to the State of Wyoming.

Due to our oil and gas operations located in Alberta, Canada, we registered as an extra-provincial company in the province of Alberta on June 3, 2003.

Since the sale of all of our oil and gas operations effective June 1, 2008, we have existed as a shell corporation and have conducted no business.  We are currently reviewing new business opportunities in the resource sector.

Corporate History

Since 2002 our business involved the development and exploration of our oil and gas properties located in the Smoky area near Grande Prairie, Alberta, Canada. We actively participated in drilling and testing programs in well bores 09-09-59-02-W6M and 08-09-50-02-W6M.  The 08-09-50-02-W6M well was tested as uneconomic in August 2003 and the 09-09-59-02-W6M well was turned to sales in June 2004.

On January 10, 2005, we entered into a farm-in agreement with Netco Energy Inc. as to certain interests in two sections at Boltan.  Under the terms of the agreement, Netco Energy Inc. earned 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of exploratory well 14-10-59-2W6, a location offsetting the 09-09-59-02-W6M well bore.  At the time of the January 10, 2005 farm-in agreement with Netco Energy Inc., Accrete Energy was the operator.  Our remaining interests in the two sections of land and 14-10-59-2W6 well bore after payout were 6% at the time.

The 14-10-59-2W6 well was successfully drilled and completed in March 2005 and began producing in June 2005 and was renamed and designated the 13-10-59-2W6 well to correctly reflect the wells surveyed bottom hole location.  Compression facilities were installed November 2005 to enable the 13-10-59-2W6 and the 09-09-59-02-W6M well bores to flow on an unrestricted and uninterrupted basis into regional sales pipelines.

Effective January 1, 2006 Churchill Energy Inc. (“Churchill Energy”) assumed Accrete Energy’s interests and became operator of the Boltan property.

In November 2006 Churchill Energy issued an operations notice to recomplete and commingle an undeveloped zone within the 13-10-59-2W6 well bore and in November 2006 the well was shut-in, recompleted and subsequently placed back on production on March 2007.

On November 29, 2006 we entered into a letter of intent with Netco Energy Inc. pursuant to which we granted Netco the right to earn 60% of our interest in a new exploratory well proposed at Boltan, well bore 1-16-59-2W6  (the “Test Well”) and the land,  Section 16, Twp 59, Rge 2 W6M, on which the well is located.  A farm-in agreement was made effective January 1, 2007 (the “1-16 Farm-in Agreement)

The 1-16 Farm-in Agreement provided that Netco Energy Inc. would acquire 60% of Nation’s 15% interest in the Test Well and the section of land where the Test Well is located by funding Nation’s share of related drilling and development costs.  Netco Energy Inc. would earn a 15% before payout (and 9% after payout) interest in the Test Well.  The 1-16-59-2W6M well reached a total depth of 3,585 meters in January 2007 and was cased as a potential gas well.  Completion operations commenced in early February 2007 and were suspended later that month due to early spring break up and road access bans.  Completion operations and tie-in of the Test Well resumed in July 2007 and the Test Well was placed in production to sales in November 2007.  Effective May 1, 2008, EnCana Oil and Gas Partnership (“EnCana”) purchased Churchill Energy’s interests in the Bolton properties and assumed operator ship.

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana in consideration of which EnCana paid CDN $1,116,899 to Nation and CDN $515,099 to Netco.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, Hight Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30th , 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,095,000.

The proceeds of the sale of the Bolton Property on September 18, 2009 were used to partially  repay amounts owed to Caravel Management Corp. under a demand promissory note dated March 31, 2006 in the amount of CDN$980,905.06.  Caravel Management Corp., is a private management services company wholly-owned by our sole director and officer.  As of March 31, 2010, the remaining principle and accrued interest due to Caravel totalled CDN $534,658.

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

Competition

The oil and gas industry is intensely competitive.  Conducting our business in an environment that is highly competitive and unpredictable we may become involved in an acquisition with more risk or obtain financing on less favourable terms..  In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development companies as well as established international companies.  Many of our competitors are national or international companies with far greater resources, capital and access to information than us.  Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties.  In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties.  This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favourable terms.

Compliance with Governmental Regulations

Oil and gas operations are subject to various governmental regulations.  Matters subject to regulations include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal and local laws and regulations relating primarily to the protection of human health and the environment.  Expenditures related to complying with these laws, and for remediation of existing environmental contamination have not been significant in relation to the results of operations of our company.  The requirements imposed by such laws and regulations are frequently changed and subject to various interpretations.  We are unable to predict the ultimate cost of compliance or its effect on any future operations.

Employees

We have no employees other than John Hislop, our president, chief executive officer, chief financial officer and sole director.  Mr. Hislop also acts as our secretary and treasurer.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.   On January 1, 2009 we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commended on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  One year following the effective date of the agreement, the monthly fee increases by 3% subject to any required regulatory or stock exchange approval.  We presently have no other employment or consulting agreements.

Environment

Our prior oil and gas business was subject to laws and regulations that controlled the discharge of materials into the environment and the proper handling and disposal of waste materials. In operating and owning petroleum interests, we may be liable for damages and the costs of removing hydrocarbon spills for which we are held responsible.  Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering our company liable for environmental damage without regard to actual negligence or fault.  Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts of our company.  We believe that we have complied in all material respects with applicable environmental laws and regulations.

ITEM 1A.  RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our past or future business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our shares of common stock are considered speculative while we continue our search for a new business opportunity.  Prospective investors should consider carefully the risk factors set out below.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as at March 31, 2007.   Accordingly, we realized limited revenues and profit from our operations.  Any profitability in the future will be dependent upon acquiring a new business opportunity.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Any reduction in our ability to raise equity capital in the future could have a significant negative effect on our business plans and our ability to develop new products.  If our stock price declines, we may not be able to raise additional capital sufficient to acquire new business.

Our accounts are subject to currency fluctuations which may materially affect our financial position and results.

As a result of maintaining some of our accounts in Canadian currency; we are subject to foreign exchange fluctuations.  Such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

We may not be able to manage the significant strains that future growth may place on our administration infrastructure, systems and controls.

In the event we are able to acquire a new joint venture and experience any rapid expansion over current levels, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas.  There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls.  If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

The loss of John Hislop would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on our employees. The loss of the services of Mr. Hislop could have a material adverse effect on our operations or financial condition.

Our management currently engages in other oil and gas businesses and, as a result, conflicts could arise.

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between us and the management of our company might arise.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to person other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and sales person compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be limited and sporadic because it is not an exchange, stockholders may have difficulty reselling their shares or liquidating their investments.

Our shares of common stock are currently listed for public trading on the Pink OTC Markets Inc.  The trading price of our shares of common stock has been subject to wide fluctuations.  Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by shares of our common stock will be matched or maintained.  These broad market and industry factors may adversely affect the market price of the shares of our common stock, regardless of our operating performance.

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

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment on transactions, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

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

Risks Relating to the Industry

As our properties were primarily in the exploration and, development stage there can be no assurance that we will establish further commercial discoveries.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells.  There can be no assurance that we will establish further commercial discoveries.

A decline in oil and natural gas prices would have an adverse impact on our operations.

Our revenues, cash flows and profitability were substantially dependent upon prevailing prices for oil and natural gas.  In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile.  Any significant or extended decline in oil or natural gas prices would have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital.  Volatility in the oil and natural gas industry results from numerous factors, over which we have no control, including:

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

Significant declines in oil and natural gas prices for an extended period may:

•

impair our financial condition, liquidity, ability to finance future plans;

•

reduce the amount of oil and natural gas that we could produce economically;

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

Our future success depends upon our ability to find, develop and acquire oil and natural gas reserves that are profitable.  Oil and natural gas are depleting assets, and production from oil and natural gas from properties declines as reserves are depleted with the rate of decline depending on reservoir characteristics.  If we are unable to conduct successful exploration or development activities or acquire properties containing proved reserves our cash flows will be adversely affected.  Acquiring reserves through exploration or development activities or acquisitions will require significant capital which may not be available to us.

Reserve estimates depend on many assumptions that may turn out to be inaccurate.

The process of estimating natural gas and oil reserves is complex.  It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this annual report.  In order to prepare these estimates, we must project production rates and timing of development expenditures.  We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary.  The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates.  Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this annual report.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.  We cannot predict if the necessary funds can be raised or that any project work will be completed.  Acreage may not become available or if it is available for leasing we may not be successful in acquiring the leases.

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

Oil and gas operations are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement of our operations.

In general, our exploration and production activities are subject to certain federal and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations did not have a material effect on our operations or financial condition to date.  Legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements have not appeared to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations complied, in all material respects, with all applicable environmental regulations. Our operating partners maintained insurance coverage customary to the industry; however, we are not fully insured against all environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any governmental body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on its business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company.  Any or all of these situations may have a negative impact on our ability to operate and/or become profitable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2.  PROPERTIES

  Our principal executive office is located at Suite 900, 609 West Hastings Street, Vancouver, British Columbia, Canada V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.   We currently have a management services agreement in effect that among other administration and office services and supplies provides for office space.  . At March 31, 2007 the monthly fee was $4,250 per month. Effective January 1, 2009 the fee increased to $7,865 per month.  At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation where such claim or action involves damages for more than 10% of our current assets.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 4.  (REMOVED & RESERVED)

N/A

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is quoted for trading on the on the OTCBB under the symbol "NEGY".  Prior to March 13, 2000, our common stock traded on the OTCBB under the symbol "XCNT", which was a result of a change in our name from Excalibur Contracting, Inc. to our current name. On August 17, 2006 our stock symbol was deleted from the OTC Bulletin Board and resumed trading on the Pink OTC Markets Inc.  The following quotations (obtained from Stockwatch) reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2010	$0.090	$0.010
December 31, 2009	$0.090	$0.012
September 30, 2009	$0.020	$0.012
June 30, 2009	$0.080	$0.020
March 31, 2009	$0.080	$0.020
December 31, 2008	$0.090	$0.020
September 30, 2008	$0.040	$0.030
June 30, 2008	$0.080	$0.030
March 31, 2008	$0.100	$0.030
December 31, 2007	$0.120	$0.040
September 30, 2007	$0.150	$0.070
June 30, 2007	$0.200	$0.140

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As March 31, 2010, we had 16,020,000 shares of common stock outstanding and approximately 23 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options.  On February 26, 2003, options to purchase 225,000 common shares were granted to the Company’s Chief Executive Officer and Chief Financial Officer and vested immediately upon grant.  The options were granted at an exercise price of $0.10 expiring February 26, 2008.  The remaining  options under this grant expired unexercised during the year ended March 31, 2008.The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2007.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
75,000	$0.10	2,425,000

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal years ended March 31, 2007 and 2006.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements

Over the next twelve months we intend to use funds to evaluate new business acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$70,000
Professional Fees
60,000

Total	$130,000

We have suffered recurring losses from operations prior to fiscal 2005.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. Management's plan in this regard is to raise additional capital through a debt or an equity offering.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

RESULTS OF OPERATIONS – Years Ended March 31, 2007 and 2006

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2007, which are included herein.

Our operating results for the year ended March 31, 2007, for the year ended March 31, 2006 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006	Percentage Increase/(Decrease)
Revenue	$263,651	$511,500	(48.5)%
Depletion, depreciation and amortization	$125,763	$103,894	21%
General and administrative	$120,215	$120,500	(0.2)%
Interest expense	$123,873	$98,713	25.5%
Impairment loss on oil and gas properties	$Nil	$555,085	(100)%
Oil and gas operating expenses	$106,738	$101,626	5%
Royalties	$7,063	$21,552	(67.2)%
Foreign currency translation loss	$9,472	$75,376	87.4%
Interest income	$2,329	$1,099	111.9%
Net loss	$217,672	$488,771	(55.5)%

We generated a net loss of $217,672 for the year ended March 31, 2007 compared to a net loss of $488,771 for the year ended March 31, 2006.  Net loss per common share for the year ended March 31, 2007 was $(0.01) compared to $(0.03) per common share for the year ended March 31, 2006.  The loss in fiscal 2006 was primarily a result of the recognition of impairment of our oil and gas properties as a consequence of an independent evaluation of our reserves, resulting in an impairment reserve increase of $555,085 and depletion, depreciation and amortization expense of $103,894.  We determined there was no impairment for the year ended March 31, 2007 and depletion, depreciation and amortization expense amount increased to $125,763.  Revenues decreased by $247,849 in 2007 over 2006 as a result of lower natural gas prices and decreased volumes in the current year.  The decrease in revenue resulted in decreased royalties and consistent direct operating costs for the period.  General and administrative costs remained consistent.

Revenues decreased to $263,651 for the year ended March 31, 2007 from $511,500 for the year ended March 31, 2006.  The decrease in revenues reflected lower average prices which fell to $6.34 per Mcf in fiscal 2007 from $9.08 per Mcf in fiscal 2006.  We produced 41.6 MMcf of natural gas in fiscal 2007 compared to 49.4 MMcf in fiscal 2006. Our production for fiscal 2007 also included the sale of oil, natural gas liquids, pentane, ethane, butane and propane, amounting to aggregate 0.9 Mbbl, as compared to 0.2 Mbbl for fiscal 2006.

Royalty expense of $7,063 in fiscal 2007 declined from $21,552 fiscal 2006, reflecting the decrease in revenues.  Operating expenses increased slightly to $106,738 in fiscal 2007 from $101,626 in fiscal 2006 as a result of consistent operating activity and slight increases to the costs to operate.

Depletion, depreciation and amortization expense totalled $125,763 for the year ended March 31, 2007 compared to $103,894 for the year ended March 31, 2006.

Interest expense for fiscal 2007 totalled $123,873 compared to $98,713 for fiscal 2006.  The increase reflected the larger average outstanding balance of shareholder loans in fiscal 2007 versus fiscal 2006.

We reported a foreign currency translation loss of $9,472 in fiscal 2007 compared to a loss of $75,376 in fiscal 2006.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The sharp rise in the value of the Canadian dollar relative to the US dollar in fiscal 2006 resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.  The Canadian dollar remained fairly consistent in fiscal 2007 resulting in a significantly lower loss on translation.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2007	Year Ended March 31, 2006	Percentage Increase/(Decrease)
Administration fees	$51,000	$51,360	(0.7)%
Conference fees	$NIL	$9,459	(100)%
Consulting & MIS	$19,523	$13,990	39.5%
Legal fees	$7,383	$8,720	(15.3)%
Office	$1,188	$3,102	(61.7)%
Transfer Agent & Filing Fees	$6,190	$14,669	(57.8)%
Accounting	$34,931	$19,200	81.9%
Total Expenses	$120,215	$120,500	(0.2)%

General and administrative expenses decreased slightly to $120,215 in fiscal 2006 from $120,500 in fiscal 2006.  General expenses included a slight decrease in administration fees from $51,360 to $51,000 in fiscal 2007.  Conference fees decreased to $Nil compared to $9,459 in fiscal 2006.  Consulting and Management Information System fees rose to $19,523 in fiscal 2007 from $13,990 in the previous year due primarily to increased engineering activity resulting in required engineering consultation and reports.  Legal fees decreased to $7,383 in fiscal 2007 from $8,720 in the prior fiscal year.  Filing fees and transfer agent fees fell to $6,190 as a result of fewer filings completed in fiscal 2007 compared to $14,669 in the prior fiscal period.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2007	Year Ended March 31, 2006
Current Assets	$529,846	$137,297
Current Liabilities	$1,733,622	$991,093
Working Capital Deficiency	$1,203,774	$853,796

Cash Flows

	Year Ended March 31, 2007	Year Ended March 31, 2006
Cash flows provided by Operating Activities	$237,849	$172,033
Cash flows (used in) Investing Activities	$(234,398)	$(233,783)
Cash flows provided by (used in) Financing Activities	$(46,976)	$72,730
Effect of exchange rate changes on cash	$(9,472)	$(75,376)
Net increase (decrease) in Cash	$(43,525)	$10,980

Operating Activities

Net cash provided by operating activities was $237,850 in the year ended March 31, 2007 compared with net cash provided by operating activities of $172,033 in the same period in 2006.  The increase in cash provided by operating activities of $65,817 is mainly attributed to an increase in accounts payable of $726,280 partially offset by an increase in accounts receivable of $260,546 and an increase in prepaid expenses of $175,528.  Additionally operating losses decreased $271,099 in the year ended March 31, 2007 from the year ended March 31, 2006.

Investing Activities

Net cash used in investing in our Company’s oil and gas properties was $234,398 in the year ended March 31, 2007 which remained fairly consistent with net cash used in investing activities of $233,783 in the same period in 2006.

Financing Activities

Net cash used in financing activities was $46,976 in the year ended March 31, 2007 compared to $72,730 provided by financing activities in the same period in 2006.  The difference resulted from loan proceeds of  $72,730 for the year ended March 31, 2006 compared to payments on outstanding loans of $46,976 during the year ended March 31, 2007.

Oil and gas sales volume comparisons for the year ended March 31, 2007 compared to the year ended March 31, 2006

Revenues decreased to $263,651 for the year ended March 31, 2007 from $511,500 for the year ended March 31, 2006.  The decrease in revenues reflected lower average prices which fell to $6.34 per Mcf in fiscal 2007 from $9.08 per Mcf in fiscal 2006.  We produced 41.6 MMcf of natural gas in fiscal 2007 compared to 49.4 MMcf in fiscal 2006.

Capital Investment

Our exploration program in fiscal 2004 and 2005 produced gas from the shallower rock formations of the Boltan prospect.  With the installation of compression facilities in November 2005, production was achieved on an unrestricted and uninterrupted basis on Boltan wellbores 09-09-59-02W6M and 14-10-59-02W6.

We recovered a significant amount of the costs incurred to develop the prospect during fiscal year ended March 31, 2007.  Under the terms of the farm-in with Netco, Netco paid for 100% of the costs associated with the development and completion of the 13-10-59-2W6 well and the 1-16-59-2W6M well.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of March 31, 2007, the balance of the loan and accrued interest payable, converted to US dollars was $856,713 compared to $840,464 at March 31, 2006.  Subsequently during the year ended March 31, 2008, we borrowed an additional CDN $160,000 and together with interest the balance of the loan and accrued interest was CDN $1,313,622.  During the year ended March 31, 2009 we paid a total of CDN$985,655 and together with interest the balance at March 31, 2009 of principle and accrued interest totalled CDN$477,175.  During the year ended March 31, 2010 we paid an additional CDN$20,000 with accrued interest brought the total loan balance to CDN$534,658 at March 31, 2010.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We hve relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash provided by operating activities in fiscal 2007 totalled $237,849 versus net cash provided by operating activities of $172,033 in fiscal 2006.  Cash balances were $15,131 and $58,656, as of March 31, 2007 and March 31, 2006, respectively.

We entered into bridge loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN$250,000 (US$203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.

We paid down $46,976 under this facility in fiscal 2007 compared to borrowing proceeds of $296,700 in fiscal 2006.  During fiscal 2006 we also paid down a total of $223,970 resulting in a net increase of $72,730.  Accordingly, the balances outstanding under the loan agreement totalled $781,425 at March 31, 2007 versus an aggregate of $814,184 at March 31, 2006.  At March 31, 2010 the balance of principle and accrued interest was CDN$534,658.

 We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of March 31, 2010, we had cash of CDN $4,681 (US $4,609).  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

Off-Balance Sheet Arrangements

We have no  off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer a business combination as the entity that obtains control of one or more business in a business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”, SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS no. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosure about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities.  SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 is not expected to have a material effect on our company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the Securities Exchange Commission (“SEC”).  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 is not expected to have a material impact on our company’s financial statements, but did eliminate all references to precodification standards.

Application of Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the critical accounting policies summarized below:

Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a  related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.  Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis our board of directors assess whether or not there is an asset impairment.  The current oil and gas activities are considered to be in the exploration, development and production stage.

We periodically review the carrying amount of our unproved oil and gas properties to determine whether current events or circumstances warrant adjustments to such carrying amounts.  In the year ended March 31, 2003, we recognized an impairment loss related to the abandonment of an initial test well.  In the year ended March 31, 2007, our company obtained an independent evaluation of its reserves and, as a consequence, determined that there was an impairment and recognized an impairment loss.

Depletion and depreciation of the capitalized costs for producing oil and gas properties will be provided by the unit-of-production method based on proved oil and gas reserves.  The Company obtained an independent evaluation as of March 31, 2007 which established proved reserves.  As a consequence, our company initiated charging depletion and depreciation in the year ended March 31, 2006.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby our company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured.  Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards.  Operating costs and taxes are recognized in the same period of which revenue is earned.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Public Accounting Firm, dated May 5, 2010

Balance Sheets at March 31, 2007 and 2006

Statements of Operations for the years ended March 31, 2007 and 2006

Statements of Changes in Stockholders' Equity (Deficit) for the years ended March 31, 2007 and 2006

Statements of Cash Flows for the years ended March 31, 2007 and 2006

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has no current source of operating revenues, and needs to secure financing to remain a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2007 and 2006, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Stark, Winter,Schenkein & Co, LLP

Denver, Colorado

May 5, 2010

Nation Energy, Inc.
Balance Sheets

ASSETS

	March 31,
	2007	2006
Current assets:
Cash	$ 15,131	$ 58,656
Accounts receivable	322,627	62,081
Prepaid expenses	192,088	16,560
Total current assets	529,846	137,297

Oil and gas properties, net - full cost method	964,703	841,986

	$ 1,494,549	$ 979,283

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 876,909	$ 150,629
Accounts payable and accrued expenses - related party	75,288	24,280
Loans payable - related party	781,425	816,184
Total current liabilities	1,733,622	991,093

Asset retirement obligation	3,040	3,159

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000
shares authorized; 16,020,000 shares issued
and outstanding	16,020	16,020
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit)	(7,054,120)	(6,836,448)
Accumulated comprehensive income:
Foreign currency translation	(72,393)	(62,921)
	(242,113)	(14,969)

	$ 1,494,549	$ 979,283

The accompanying notes are an integral part of these financial statements.

F-1

Nation Energy, Inc.
Statements of Operations

	For the Year Ended
	March 31, 2007	March 31, 2006

Revenue:	$ 263,651	$ 511,500

Direct expenses:
Royalties	7,063	21,552
Operating	106,738	101,626
Impairment of oil and gas properties	-	555,085
Depletion, depreciation and amortization	125,763	103,894
	239,564	782,157

Operating income (loss)	24,087	(270,657)

General and administrative	120,215	120,500

Loss before other income (expense)	(96,128)	(391,157)

Other income (expense)
Interest expense	(123,873)	(98,713)
Interest income	2,329	1,099

Net (loss)	(217,672)	(488,771)

Foreign currency translation (loss)	(9,472)	(75,376)

Comprehensive (loss)	$ (227,144)	$ (564,147)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net loss per common share - basic and diluted	$ (0.01)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

F-2

Nation Energy, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
for the Years Ended March 31, 2006 and 2007

						Total
	Common Stock		Additional	Accumulated		Stockholders'
	Number of		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	(Deficit)	(Deficit)

Balance March 31, 2005	16,020,000	$16,020	$6,868,380	$ 12,455	$(6,347,677)	$ 549,178

Comprehensive (loss)	-	-	-	(75,376)	-	(75,376)

Net (loss)	-	-	-	-	(488,771)	(488,771)

Balance March 31, 2006	16,020,000	16,020	6,868,380	(62,921)	(6,836,448)	(14,969)

Comprehensive (loss)	-	-	-	(9,472)	-	(9,472)

Net (loss)	-	-	-	-	(217,672)	(217,672)

Balance at March 31, 2007	16,020,000	$16,020	$6,868,380	$ (72,393)	$(7,054,120)	$ (242,113)

The accompanying notes are an integral part of these financial statements.

F-3

Nation Energy, Inc.
Statements of Cash Flows

	For the Year Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net (loss)	$ (217,672)	$ (488,771)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depletion and depreciation	125,763	103,894
Impairment of oil and gas properties	-	555,085
Foreign currency translation	(9,472)	(75,376)
Changes in working capital:
(Increase) in accounts receivable	(260,546)	(6,162)
(Increase) decrease in prepaid expenses	(175,528)	12,187
Increase in accounts payable	726,280	24,197
Increase in accounts payable - related party	49,024	46,979
Net cash provided by operating activities	237,849	172,033

Cash flows from investing activities:
(Additions) to oil and gas properties	(234,398)	(233,783)
Net cash (used in) investing activities	(234,398)	(233,783)

Cash flows from financing activities:
Proceeds from loan payable - related party	-	296,700
Payments on loan payable - related party	(46,976)	(223,970)
Net cash provided by (used in) financing activities	(46,976)	72,730

Net increase (decrease) in cash	(43,525)	10,980

Beginning balance, cash	58,656	47,676

Ending balance, cash	$ 15,131	$ 58,656

Supplemental cash flow information:

Cash paid for interest	$ 78,106	$ -

Cash paid for income taxes	$ -	$ -

Non-cash financings and investing activities:
Asset retirement obligation asset	$ 2,861	$ 3,159
Asset retirement obligation	$ (3,040)	$ (3,159)

The accompanying notes are an integral part of these financial statements.

F-4

Nation Energy Inc.

Notes to Financial Statements

March 31, 2007 and 2006

Note 1.  NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Nation Energy Inc. (the “Company”), was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation.  The Company is an oil and gas exploration, development and production company with properties located in Alberta Canada.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $7,054,120, has a working capital deficit of $1,203,776 and is reliant on raising capital to implement its business plan.

The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain sustained profitable operations.  The Company is pursuing financing for its operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The exact results experienced by the Company may differ materially and adversely from the Company’s estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar.  The functional currency of the Company is the Canadian dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2007, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off.  On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment.  The current oil and gas exploration and development activities are considered to be in the production stage.

The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees.    Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the units-of-production method based on proved oil and gas reserves.  During the years ended March 31, 2007 and 2006, the Company recognized depletion, depreciation and amortization expense of $125,763 and $103,894, respectively.

Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada and from such date is considered a shell company (see Note 10).

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

The Company obtained an independent reserve report for the years ended March 31, 2007 and 2006 which indicated the carrying value of the oil and gas properties exceeded their net realizable value by $555,085 at March 31, 2006.  Accordingly, the Company recorded a reserve for impairment of $555,085 for the year ended March 31, 2006.  No further impairment was needed at March 31, 2007.

Other Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2007 and 2006, the only components of comprehensive loss were foreign currency translation adjustments.

Segment Reporting

The Company follows SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Stock-Based Compensation

The Company has a stock based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities.  On January 1, 2006, the Company adopted the provisions of SFAS No.123(R), "Share Based Payments." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  There was no material effect on the financial statements.

Accounts Receivable

The Company uses the direct write off method for bad debts. This method expenses uncollectible accounts when they become unrealizable.  Any difference between this method and the allowance method is not material.

Revenue Recognition

Revenues from the sale of oil and gas production are recognized when title passes, generally in the month of production.

Recent Pronouncements

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements, since the date of these financial statements, that are of material significance or have potential material significance, to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  The adoption of SFAS No. 141(R) is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements.  SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued SFAS No.162 “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued Accounting Standards Codification (“ASC”) subtopic 855-10, “Subsequent Events”, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC subtopic105-10, “Generally Accepted Accounting Principles”, as the single source of authoritative accounting principles by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the Securities Exchange Commission (“SEC”).  ASC 105-10 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105-10 is not expected to have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3.  Oil and Gas Properties

On November 21, 2001, the Company entered into a farm-in agreement (the “Farm-in”) with Olympia Energy Inc. (succeeded by Churchill Energy Inc) under which the Company will share the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the “Bolton Prospect”), which encompasses 5,760 acres.  Under the terms of the Farm-in, the Company will fund 25% of the costs of exploration and development and will earn a 15% interest after payout on the Bolton Prospect.

Drilling on an initial well began in November 2001.  The well was drilling to a total depth of 4,830 meters in March 2002 and logged.   A completion program was attempted on the well, but the well flowed small amounts of gas and large amounts of salt water.  Various attempts to shut off the salt water were unsuccessful.  Testing showed the well to be un-productive, and the zone was plugged and abandoned.

At March 31, 2004, the Company had advanced a total of $3,617,725 under the Farm-in with Olympia Energy, Inc. towards the drilling and development costs at the Bolton Prospect.   The Company determined and recorded an impairment loss of $2,370,902 for the year ended March 31, 2003.

On January 10, 2005, the Company entered into a farm-in agreement with Netco Energy Inc. (“Netco”) under which Netco will pay 100% of the costs related to the Company’s 15% working interest in the exploration and development of an exploratory well to earn 60% of the Company’s interest in two sections of land in the Bolton area of Alberta.  Netco will earn a 9% interest, after payout, in the well and the well spacing unit and one additional section of land.

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

2007

2006

Exploration

$2,124,728

$2,124,728

Development

1,992,534

1,743,980

Asset Retirement Obligation Costs

3,085

3,159

Less: Impairment

(2,925,987)

(2,925,987)

1,194,360

945,880

Accumulated depletion, depreciation

      and amortization

   (229,657)

   (103,894)

Oil and gas properties

Proven

$   964,703

$   841,986

Note 4:  Asset Retirement Obligations

The Company’s asset retirement obligations result from net ownership interests in oil and gas properties including well sites, gathering systems and processing facilities.

SFAS 143 “Accounting for Asset Retirement Obligations” requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.

The Company records an abandonment liability associated with its oil and gas wells when those assets are placed in service.  An ARO liability of $3,159 was recognized in 2006 as the Company placed wells in service for the first time.

The Company estimates the total undiscounted amount of cash flows required to settle its asset retirement obligations is approximately $11,000.  The majority of the costs will be incurred after 2018.  An inflation factor of 1.5% has been applied to the estimated assets retirement cost.  A credit-adjusted, risk-free rate of 10% was used to calculate the fair value of the asset retirement obligations.

The asset retirement obligation liability is as follows:

Asset retirement obligation, March 31, 2006

$ 3,159

Liabilities incurred

Nil

Accretion expense

(119)

Asset retirement obligation, March 31, 2007

$ 3,040

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

The changes in the outstanding stock options during the years ended March 31, 2007 and March 31, 2006 are summarized as follows:

	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of period	75,000	$0.10	75,000	$0.10
Granted	Nil		Nil
Exercised	Nil		Nil
Expired	-		-
End of period	75,000	$0.10	75,000	$0.10

At March 31, 2007, the weighted average remaining contractual life for the options is .9 years.  The options expired on February 26, 2008.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2007		2006
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2007		2006
Deferred tax assets:
Net operating loss carryforwards		$$1,804,000		$$1,727,000

Less valuation allowance		(1,804,000)		(1,727,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The net operating loss carryforward will expire through 2027.  The deferred tax asset has been fully reserved at March 31, 2007.  The change in the valuation allowance during the year ended March 31, 2007 was $77,000.

Note 7.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. ("Caravel"), in which Caravel will provide administrative services on a month-to-month basis. Total expenses recognized under this agreement for the years ended March 31, 2007 and 2006 were $51,000 and $51,360, respectively.

(b) Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars.  As of March 31, 2007, the balance of the loan payable was $781,425.

Note 8.  Disclosures about Oil and Gas Producing Activities

Oil and Gas Operations

The following table sets forth the revenue and direct cost information relating to the Company’s oil and gas production activities for the years ended March 31, 2007 and 2006:

2007

2006

Production revenues

$263,651

$511,500

Direct operating expenses

Royalties

7,063

21,552

Operating expenses

106,738

101,626

Depletion and depreciation

125,763

103,894

Results of operations

$ 24,087

$284,428

Amortization rate per boe

$10.37

$17.32

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities:

2007

2006

Property acquisition

$         Nil

$         Nil

Exploration

Nil

Nil

Development

  234,398

  233,783

234,398

233,783

Asset retirement obligation costs

.      3,085

.       3,159

Costs incurred

$237,483

$236,942

Capitalized Costs

The following table sets forth the capitalized costs and associated depletion and depreciation, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

2007

2006

Unproved properties

$           Nil

$        Nil

Proved properties

1,194,360

945,880

Less: Accumulated depletion,

depreciation and amortization

     ___29,657

.     103,894

$  964,703

$ 841,986

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

The following table illustrates the Company’s net proved reserves, including changes, and proved developed reserves, as estimated by independent petroleum engineers:

Proved Developed Oil and Gas Reserves

	March 31, 2007	March 31, 2006
	Oil (Mbbls)	Oil (Mbbls)
Balance beginning of the year	2.9	Nil
Revisions of previous estimates	(.9)	Nil
Extensions, discoveries and other additions Production	Nil (.9)	3.1 (0.2)
Balance end of the year	1.1	2.9

	March 31, 2007	March 31, 2006
	Gas	Gas
	(MMcf)	(MMcf)

Balance beginning of the year	466.0	Nil
Revisions of previous estimates	(114.4)	Nil
Extensions, discoveries and other additions Production	Nil (41.6)	500.3 (34.3)
Balance end of the year	310.0	466.0

Standardized Measure of Discounted Future Net Cash Flows

	March 31, 2007	March 31, 2006
	$000s	$000s
Future cash inflows	$2,516	$2,927
Future production costs	(1,329)	(1,278)
Future development costs	Nil	Nil
Future income tax expenses	Nil	Nil
Future net cash flows 10% annual discount for Estimated timing of cash flows	1,187 (587)	1,649 (810)
	$ 600	$ 839

Note 10.  Subsequent Events

September 18, 2008, Nation and Netco Energy, Inc., entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta for total net proceeds of CDN $1,600,000.  The agreement was effective June 1, 2008, and at the closing, Nation received CDN $1,095,000 (US $941,935) and Netco received CDN $505,000 (US $434,408) for their respective interests.

On October 16, 2008 and November 18, 2008 the Company repaid a portion of the Demand Note in the amounts of CDN $545,000 (US$505,847) and CDN $420,000 (US$397,201) respectively.

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel (see Note 7). The agreement provides for administravie services, office rent and supplies for US$7,865 per month.

All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2007, including the remedial actions discussed below, we have concluded that, as of March 31, 2007, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s annual report on internal control over financial reporting

 Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of March 31, 2007.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report from our company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC  that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2007, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected;

iii.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report.  Such remediation activities include the following:

1.

We continue to recruit at least one, preferably two or more, additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time as additional board members are retained; and

2.

We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	57	June 4, 1999

Summary Background

The following is a brief account of the education and business experience during the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  Mr. Hislop is currently serving as a Director and/or Officer on the following companies: Director of Q Investments Ltd., (formerly Cubix Investments Ltd.), an investment holding company for various public oil and gas companies, since February 1994; and has served as President of Q Investments Ltd. (formerly Cubix Investments, Ltd.) from February 1994 to February 2001; Director of XXL Energy Corp. (formerly Exxel Energy Corp.) since October 15, 2001, Chairman of the Board of XXL Energy Corp. (formerly Exxel Energy Corp.) since July 27, 2006, President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) since December 31, 2008; and has also served as President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) from October 15, 2001 to July 27, 2006 and served as Chief Financial Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) from October 15, 2001 to October 2, 2003; Director of Patriot Petroleum Corp. since April 7, 1999 and President and Chief Executive Officer of Patriot Petroleum Corp. since October 22, 2003.  In the past five years, Mr. Hislop has also served as a director of the following companies: Warrior Energy N.V. (formerly Luxmatic Technologies N.V) from October 1997 to February 2008 (Mr. Hislop also served as President from October 1997 to February 2008 and Chief Executive Officer from November 2003 to February 2008); and Bucking Horse Energy Inc. (formerly NRG Investments Inc.) from April 2006 to March 2008 (Mr. Hislop also served as President and Chief Executive Officer from April 2006 to March 2008).  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

We believe Mr. Hislop is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Term of Office

The directors serve until their successors are elected by the shareholders.  Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors.  The executive officers serve at the discretion of the Board of Directors.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

None

Significant Employees

We have no significant employees other than the sole director and officer described above.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or party to, any federal or state judicial or administrative order, judgment, decree, or finding not subsequently reversed, suspended or vacated relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We currently do not have an audit committee and have therefore determined that we do not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.  We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and minimum operating activities to date.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB filed on July 15, 2004.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Nation Energy Inc., Suite 900 - 609 West Hastings Street, Vancouver, British Columbia, V6B 4W4.

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

To the best of our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with other than as disclosed in the table below

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John R Hislop	3	3	-

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our president and chief executive officer during the last fiscal year.  No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
John Hislop(2) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	$51,000(3) $51,360(3) $38,520(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(3)  On March 31, 2007, a verbal arrangement was effective with Mr. Hislop to receive remuneration in the amount of $4,250 per month for services, office rent, administration and supplies. During the fiscal year ended March 31, 2006 Mr. Hislop received $4,280 per month and for the fiscal year ended March 31, 2005 he received $3,210.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

Employment or Consulting Agreements

Other than as described below, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

On January 1, 2009 we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  After one year following the effective date of the agreement, the monthly fee increases by 3% subject to any required regulatory or stock exchange approval. Prior to January 1, 2009, we had a verbal contract with Caravel Management Corp., to provide these services for a fee of $4,250 per month.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2007.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2007.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2007.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2007.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2010 there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Common	John Hislop (3) 1589 Marpole Avenue Vancouver, BC, Canada V6J 2R9	10,003,500 Direct	62.44%
Common	All Directors and Officers as a class (1)	10,003,500	62.44%
5% Stockholders
Common	John Hislop (3) 1589 Marpole Avenue Vancouver, BC, Canada V6J 2R9	10,003,500 Direct	62.44%
Common	Jeffery Taylor 401-325 Howe Street Vancouer, BC, Canada V6C 1Z7	920,000 Direct	5.74%

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract arrangement, understanding, relationship, or otherwise has or shares:  (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)

The percentage of class is based on 16,020,000 shares of common stock issued and outstanding as of March 31, 2010.

(3)

John Hislop directly owns 228,000 shares of common stock of the Company and has voting and investment power over an additional 9,775,500 shares of common stock of the Company which he holds indirectly.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We receive administrative services and back office support under a formal written management services agreement  with Caravel Management Corp., pursuant to which we are charged 7,865 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  The agreement with Caravel Management Corp. is on a month to month basis.

We have borrowed $781,425 under a loan agreement with Caravel Management Corp.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan in payable in Canadian dollars and is secured by a Promissory Note.

During the year ended March 31, 2008, we borrowed an additional CDN $160,000 and together with interest the balance of the loan and accrued interest was CDN $1,313,622.  During the year ended March 31, 2009 we paid a total of CDN $985,655 and together with interest the balance at March 31, 2009 of principle and accrued interest totalled CDN $477,175.  During the year ended March 31, 2010 we paid an additional CDN $20,000 with accrued interest brought the total loan balance to CDN$534,658 at March 31, 2010.

Board of Directors

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States.   Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

•

Selecting and assessing members of the Board;

•

Choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

•

Reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

•

Adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

•

Ensuring the integrity of our company’s internal control and management information systems;

•

Approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

•

Reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business.  This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member.  This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors.  Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees.  In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgement, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board.  As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process.  Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs.  However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by Stark Winter Schenkein & Co. LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2007 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006
Audit Fees	$18,631	$17,400
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$1,800
All Other Fees	$Nil	$Nil
Total	$18,631	$19,200

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various filings in arrears filed earlier in 2007.  The fees recorded in the above noted table may not reflect the fees charged for that period due to the various filings that are in arrears, the figures in the table reflect all fees billed, not accrued, for reporting period.  “Audit-related-fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.  “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Stark Winter Schenkein & Co. LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Stark Winter Schenkein & Co., LLP as auditors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3)

Articles of Incorporation/Bylaws

3.4

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.5

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.6

Amended & Restated Bylaws (Wyoming) (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003)

3.7*

Certificate of Incorporation

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

10.5

Petroleum, Natural Gas and Related Rights Conveyance dated September 18, 2008 between Nation Energy Inc., Netco Energy Inc. and Encana Oil & Gas Partnership (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008.

10.6*

Demand Promissory Note issued to Caravel Management Inc. dated March 31, 2006.

10.7*

Termination Agreement dated September 26, 2008 between Nation Energy Inc. and Encana Oil  & Gas Partnership.

10.8*

Management Services Agreement dated January 1, 2009 between Nation Energy Inc. and Caravel Management Corp.

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

NATION ENERGY INC.

By:   “John R Hislop”
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:    August 13, 2010