Form 10-Q
period 2007-06-30
NATION ENERGY INC
filed 2010-08-17
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Former name, former address and former fiscal year, if changed since the last report:  N/A

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X  ]     No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]   No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

(Do not check if a smaller reporting company)

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [ ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes [   ]     No [   ]   N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of August 6, 2010.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2007 (unaudited) and March 31, 2007

Condensed Statements of Operations for the Three Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Recent Sales of Unregistered Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended June 30, 2007 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Balance Sheet

ASSETS

	June 30,	March 31,
	2007	2007
	(Unaudited)

Current assets:
Cash	$ 37,822	$ 15,131
Accounts receivable	396,899	322,627
Prepaid expenses	166,332	192,088
Total current assets	601,054	529,846

Oil and gas properties, net - full cost method	947,819	964,703

	$ 1,548,874	$ 1,494,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 915,342	$ 876,909
Accounts payable and accrued expenses - related party	129,275	75,288
Loans payable - related party	847,193	781,425
Total current liabilities	1,891,809	1,733,622

Asset Retirement Obligation	3,211	3,040

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit)	(7,074,823)	(7,054,120)
Accumulated comprehensive loss:
Foreign currency translation	(155,723)	(72,393)
	(346,146)	(242,113)

	$ 1,548,874	$ 1,494,549

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations
(Unaudited)

	For the Three Month Period Ended
	June 30, 2007	June 30, 2006

Revenue:	$ 56,103	$ 39,020

Direct expenses:
Royalties	6,079	(6,377)
Operating	13,433	14,082
Depletion, depreciation and amortization	17,054	26,222
	36,565	33,927

Operating income	19,538	5,093

General and administrative	15,830	34,865

Income (loss) before other income (expense)	3,709	(29,772)

Other income (expense)
Interest expense	(34,012)	(17,028)
Miscellaneous income	9,394	-
Interest income	206	336

Net loss	(20,703)	(46,464)

Foreign currency translation loss	(83,330)	(32,294)

Comprehensive loss	$ (104,033)	$ (78,758)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net income per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Month Period Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$ (20,703)	$ (46,464)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and depreciation	17,054	26,222
Foreign currency translation	(83,330)	(32,294)
Increase in loan payable due to foreign currency translation	65,767	-
Changes in working capital:
Increase in accounts receivable	(74,272)	(13,541)
Decrease in prepaid expenses	25,756	11,560
Increase in accounts payable and accrued expenses	38,432	22,321
Increase in accounts payable - related party	53,987	40,888
Net cash provided by operating activities	22,691	8,692

Cash flows from financing activities:
Payments on loan payable - related party	-	(18,632)
Net cash used in financing activities	-	(18,632)

Net increase (decrease) in cash	22,691	(9,940)

Beginning balance, cash	15,131	58,656

Ending balance, cash	$ 37,822	$ 48,716

Supplemental cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2007

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2007.

Certain prior year amounts have been reclassified for comparative purposes.

Note 2.  Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy). This Statement was effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Adoption has not had a material impact on our results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In December 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. These disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

In April 2009, the FASB issued two FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure”, provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”).  Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact on the Company’s financial statements, upon the adoption of this standard.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity.  These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favour of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  This Statement is effective for reporting periods beginning after November 15, 2009.  Adoption of this ASC did not impact our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC topic “Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162.  This standard establishes only two levels of GAAP, authoritative and non-authoritative.  This ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009, did not have any impact on its financial statements other than to modify certain existing disclosures

In June 2009, the FASB issued guidance now codified as ASC subtopic 105-10, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles to be applied by non-government entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. This ASU reflected the issuance of FASB Statement No. 168.   The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents are superseded.

In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update—Amendments to Various Topics for Technical Corrections”.  This omnibus ASU detailed amendments to various topics for technical corrections.  The adoption of ASU 2009-02 did not have a material impact on our  financial statements.

In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins”.  This ASU updated cross-references to Codification text.  The adoption of ASU 2009-03 did not have a material impact on our  financial statements.

  In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value.  These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liabilities is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets.  If these quoted prices are not available, we are required to use another valuation technique, such as income approach or a market approach.  These amended standards are effective from October 1, 2009, and do not have a significant impact on our financial statements.

In September 2009, the FASB issued ASU 2009-06, “Income Taxes” (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Non-public Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  This update is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on the Company’s financial position and results of operations since it provides only implementation and disclosure amendments.

 In September 2009, the FASB issued ASU No. 2009-07, “Technical Corrections to SEC Paragraphs”.  This corrected various SEC paragraphs in response to comment letters.  The adoption of ASU 2009-07 did not have material impact on our financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning April 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  In addition, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangements consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Adoption of this new guidance did not have a material impact on our financial statements.

In December 2009, the FASB issued ASU No. 2010-06 “Fair Market Value Measurements and Disclosures” (Topic 820) “Improving Dislcosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

 In January 2010, the FASB issued ASU No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements in the SEC’s “Modernization of Oil and Gas Reporting: Final Rule”. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements as we had sold our oil and gas interests prior to adoption.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs“. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”. This will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The Company is currently assessing the impact that the adoption will have on its disclosures.

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010. FASB ASC topic 740, “Income Taxes”, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and will not have a significant impact on the Company's financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada (see Note 7).

In May 2010, the FASB issued ASU  2010-19 (ASU 2010-19), “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $7,074,823 and has working capital and stockholder (deficits) of ($1,290,754) and ($346,146, respectively) at June 30, 2007, and ($1,203,776) and ($242,113), respectively at March 31, 2007. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4.  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.”  Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 5.   Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverabilty of its proved oil and gas properties.  For the year ended March 31, 2006, the Company recorded a ceiling test write-down of $555,085.  As of June 30, 2007, management determined that there was no further impairment of their proved oil and gas properties.  Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada, and as of such date is considered a shell company (see Note 7).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  Total expenses recognized under this agreement for the three months ended June 30, 2007 and 2006 were $12,720 and $12,840, respectively, for each of the periods.

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements, have been disclosed below.

a)

On September 18, 2008 the Company entered into, jointly with Netco Energy, a Sale and Purchase Agreement with EnCana Oil and Gas (“EnCana”) to sell their assets in the Smoky Area of Alberta for a total net price of Cdn $1,600,000.  The transaction was arm’s length and was effective June 1, 2008.  The Company’s net proceeds from the sale amounted to Cdn $1,095,000 (US $941,935).

b)

On October 16, 2008 and November 18, 2008 the Company repaid a portion of the Demand Note in the amounts of Cdn $545,000 (US $505,847) and Cdn $420,000 (US $397,201) respectively.

c)

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel. The agreement now provides for administrative services, office rent and supplies for $7,865 per month.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations.    In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles (“US GAAP”).

As used in this quarterly report, the terms "we", "us", "our", and "Nation Energy" mean Nation Energy Inc., unless otherwise indicated.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana in consideration of which EnCana paid $1,116,899 to Nation and $515,099 to Netco.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,095,000 (US $941,935).

The proceeds of the sale of the Bolton Property on September 18, 2008, were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905.  Caravel Management Corp., is a private management services company wholly-owned by our sole director and officer.  As of June 30, 2010, the remaining principal and accrued interest due to Caravel totalled CDN $ 534,658 (US $534,275).

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the three month period ended June 30, 2007, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements During the Next Twelve Months

Over the next twelve months we intend to use funds to evaluate new business acquisitions, as follows:

General and Administrative	$70,000

Professional Fees	60,000

Total	$130,000

We have suffered recurring losses from operations prior to fiscal 2005.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Management’s plan in this regard is to raise additional capital through a debt or an equity offering.  The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for our continued operations.  We are pursuing various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding s at the date of this quarterly report.

RESULTS OF OPERATIONS – Three Month Summary

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2007, which are included herein.

Our operating results for the three months ended June 30, 2007, for the three months ended June 30, 2006 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Difference Increase/(Decrease) %
Revenue	$56,103	$39,020	43.8%
Depletion, depreciation and amortization	$17,054	$26,222	(34.9%)
General and administrative	$15,830	$34,865	(54.6%)
Interest expense	$34,012	$17,028	99.7%
Oil and gas operating expenses	$13,431	$14,082	(4.6%)
Royalties	$6,079	$(6,377)	(195.3%)
Foreign currency translation loss	$83,330	$32,294	158%
Interest income	$206	$336	(38.7%)
Miscellaneous income	$9,394	$Nil	100%
Net loss	$(20,703)	$(46,464)	(55.4%)

We generated a net loss of ($20,703) for the three months ended June 30, 2007 compared to a net loss of ($46,464) for the three months ended June 30, 2006.  Net loss per common share for the three months ended June 30, 2007 was $Nil compared to $Nil per common share for the three months ended June 30, 2006.  The loss was primarily a result of increased interest expense.

Revenues increased slightly to $56,103 for the three months ended June 30, 2007 from $39,020 for the three months ended June 30, 2006. The increase in revenues paid was partly due to revenue credits recalculated from prior periods.

Royalty expense of $6,079 at June 30, 2007 increased from a credit for royalties paid of $6,377 for the three months ended June 30, 2006. This increase was due primarily to refund and adjusted royalties paid in prior periods and being refunded through the three months ended June 30, 2006.  During the three months ended June 30, 2007 there were no credits to offset royalty expenses due for the period. Operating expenses remained fairly consistent with a small decrease to $13,431 for the three months ended June 30, 2007 from $14,082 for the same period in 2006.

Depletion, depreciation and amortization expense totalled $17,054 for the three months ended June 30, 2007 compared to $26,222 for the three months ended June 30, 2006.

Interest expense for the three months ended June 30, 2007 totalled $34,012 compared to $17,028 for the three months ended June 30, 2006.  The increase reflected higher loan balances in the quarter ended June 30, 2007.

We reported a foreign currency translation loss of ( $83,330) for the three months ended June 30, 2007 compared to ( $32,294) during the first quarter in fiscal 2006.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Difference Increase/(Decrease) %
Administration fees	$12,720	$12,840	(0.9%)
Legal fees	$118	$467	(74.7%)
Office & MIS	$1,055	$14,093	(92.5%)
Transfer Agent & Filing Fees	$37	$5,665	(99.3%)
Accounting	$1,900	$1,800	5.6%
Total Expenses	$15,830	$34,865	(54.6%)

General and administrative expenses decreased to $15,830 for the first quarter in fiscal 2008 from $34,865 in fiscal 2007.  General expenses included a slight decrease in administration fees from $12,840 to $12,720 for the first quarter in fiscal 2008.  Office and Management Information System fees fell from $14,094 in the first quarter of fiscal 2007 to $1,055 in the first quarter ended June 30, 2007 primarily due to the acquisition of an oil and gas management reporting system that was subsequently abandoned.    Legal fees decreased to $118 at June 30, 2007 from $467 in the three months ended June 30, 2006.  Filing fees and transfer agent fees fell to $37 as a result of fewer filings completed during the three months ended June 30, 2007 compared to $5,665 in the prior first quarter ended June 30, 2006.

Liquidity and Financial Condition

Working Capital

	June 30, 2007	March 31, 2007
Current Assets	$601,055	$529,846
Current Liabilities	$1,891,809	$1,733,622
Working Capital (Deficiency)	($1,290,754)	($1,203,776)

Cash Flows

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Cash flows provided by Operating Activities	$22,691	$8,692
Cash flows used in Financing Activities	$Nil	$(18,632)
Effect of exchange rate changes on cash	$(83,330)	$(32,294)
Net increase (decrease) in Cash	$22,691	$(9,940)

Operating Activities

Net cash provided by operating activities was $22,691 in the three months ended June 30, 2007 compared with net cash provided by operating activities of $8,692 in the same period in 2006.  The increase in cash provided by operating activities of $13,999 is mainly attributed to an increase in accounts payable and related payables of $29,210 partially offset by an increased loss on foreign exchange for the period and an increase in prepaid expenses of $14,196.  Additionally operating losses decreased $25,761 in the three month period ended June 30, 2007 over the three months ended June 30, 2006.

Financing Activities

Net cash used in financing activities was $Nil in three months ended June 30, 2007 compared to $18,632 used in financing activities in the same period in 2006.  The difference resulted from a payment made on the loan in 2006 compared to no payments made during the first quarter of 2007.

Oil and gas sales volume comparisons for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues increased to $56,103 for the three month period ended June 30, 2007 compared to $39,020 for the three months ended June 30, 2006 despite lower average gas prices and lower volumes.  The increase resulted from prior period natural gas adjustments in the current period. Average prices which fell to $6.60 per Mcf in during the first quarter of fiscal 2008 from $7.03 per Mcf for the same period in fiscal 2006.  We produced 7.14 MMcf of natural gas in the quarter ended June 30, 2007 compared to 9.05 MMcf in the first quarter of fiscal 2006.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of June 30, 2007, the balance of the loan and accrued interest payable was $958,215 compared to $851,967 at March 31, 2007.  Subsequently, during the year ended March 31, 2008, we borrowed an additional CDN $160,000 and together with interest the balance of the loan and accrued interest was CDN $1,313,622.  During the year ended March 31, 2009 we paid a total of CDN $985,655 and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $477,175.  During the year ended March 31, 2010 we paid an additional CDN $20,000 with accrued interest brought the total loan balance to CDN $534,658 at March 31, 2010. The loan balance with accrued interested totalled CDN $566,652 (US $534,275) at June 30, 2010.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash provided by operating activities for the three month period ended June 30, 2007 totalled $22,691 versus net cash provided by operating activities of $8,692 for the three month period ended June 30, 2006.   Cash balances totalled $37,822 at June 30, 2007 compared to $15,131 at March 31, 2007.

We entered into bridge loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.

We paid down $46,976 under this facility in fiscal 2007 compared to borrowing proceeds of $296,700 in fiscal 2006.  During fiscal 2006 we also paid down a total of $223,970 resulting in a net increase of $72,730.  During the three months ended June 30, 2007 we neither paid down nor borrowed additional funds.   The balances outstanding under the loan agreement totalled $958,214 at June 30, 2007 versus an aggregate of $851,921 at June 30, 2006.  At June 30, 2010 the balance of the principal and accrued interest was CDN $566,652 (US $534,275).

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of June 30, 2010, we had cash of CDN $ 4,181 (US $3,968).  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

Off-Balance Sheet Arrangements

We have no  off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4 (T).   CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and financial officer, to allow timely decisions regarding required disclosure.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:  (i) lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2010, subject to obtaining additional financing:  (i) appoint qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.  The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

It should be noted that while our management believes our disclosure controls and procedures provide reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.   Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our director and officer or affiliates, or any registered or beneficial stockholder is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our past or future business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as of June 30, 2007.  Accordingly, we realized limited revenues and profit from our operations  Any profitability in the future  will be dependent upon acquiring a new business opportunity.

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

Our accounts are subject to currency fluctuations which may materially affect our financial position and results of operations.

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may materially affect our financial position and results of operations. We do not engage in currency hedging activities.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on our employees. The loss of service of Mr. Hislop could have a material adverse effect on our operations or financial condition.

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

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers to  the maximum extent permitted by Wyoming law.

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

In general, our exploration and production activities are subject to certain federal and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations did not had a material effect on our operations or financial condition to date.  Legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements have not appeared to affect us any differently or to any greater or lesser extent than other companies in the industry.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits Required by Item 601 of Regulation S-K

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

10.4

Demand Promissory Note issued to Caravel Management Inc., dated March 31, 2006 (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

10.5

Petroleum, Natural Gas and Related Rights Conveyance dated September 18, 2008 between Nation Energy Inc., Netco Energy Inc. and EnCana Oil & Gas Partnership (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008).

10.6

Termination Agreement dated September 26, 2008 between Nation Energy Inc., and EnCana Oil & Gas Partnership (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

10.7

Management Services Agreement dated January 1, 2009 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

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

“John R Hislop”

By:
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:    August 16, 2010