Form 10-Q
period 2007-09-30
NATION ENERGY INC
filed 2010-08-19
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of August 17, 2010.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2007 (unaudited) and March 31, 2007

Condensed Statements of Operations for the Three and Six Months Ended September 30, 2007 and 2006 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006 (unaudited)

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

Item 1A.

Risk Factors

Item 2.

Recent Sales of Unregistered Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended September 30, 2007 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Balance Sheets

ASSETS

	September 30,	March 31,
	2007	2007
	(Unaudited)

Current assets:
Cash	$ 19,222	$ 5,131
Accounts receivable	637,644	322,627
Prepaid expenses	5,000	192,088
Total current assets	661,866	529,846

Oil and gas properties, net - full cost method	930,326	964,703

	$ 1,592,192	$ 1,494,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 792,717	$ 876,909
Accounts payable and accrued expenses - related party	190,576	75,288
Loans payable - related party	1,056,994	781,425
Total current liabilities	2,040,287	1,733,622

Asset retirement obligation	3,387	3,040

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit)	(7,107,501)	(7,054,120)
Accumulated comprehensive loss:
Foreign currency translation	(228,381)	(72,393)
	(451,482)	(242,113)

	$ 1,592,192	$ 1,494,549

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006

Revenue:	$ 56,986	$ 32,193	$ 113,089	$ 71,213
Direct expenses:
Royalties	(16,471)	1,092	(10,392)	(5,285)
Operating	27,698	13,509	41,129	27,592
Depletion, depreciation and amortization	17,670	26,222	34,724	52,444
	28,897	40,823	65,461	74,751

Operating income (loss)	28,089	(8,630)	47,628	(3,538)

General and administrative	21,021	32,859	36,851	67,724

Income (loss) before other income (expense)	7,068	(41,489)	10,777	(71,262)

Other income (expense)
Interest expense	(39,927)	(32,143)	(73,939)	(49,171)
Miscellaneous income	-	-	9,394	-
Interest income	181	488	387	824
	(39,746)	(31,655)	(64,158)	(48,347)

Net (loss)	(32,678)	(73,144)	(53,381)	(119,609)

Foreign currency translation gain (loss)	(72,658)	7,127	(155,988)	(25,167)

Comprehensive (loss)	$ (105,336)	$ (66,017)	$ (209,369)	$ (144,776)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Month Period Ended
	September 30,	September 30,
	2007	2006

Cash flows from operating activities:
Net (loss)	$ (53,381)	$ (119,609)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and depreciation	34,724	52,444
Foreign currency translation	(155,988)	(25,167)
Increase in loan payable due to foreign currency translation	124,111	-
Changes in working capital:
Decrease (increase) in accounts receivable	(315,017)	62,081
Decrease in prepaid expenses	187,088	11,560
Increase (decrease) in accounts payable	(84,193)	38,751
Increase in accounts payable and accrued expenses - related party	115,288	65,452
Net cash provided by (used in) operating activities	(147,367)	85,512

Cash flows from investing activities:
Recovery (additions) to oil and gas properties	-	(15,427)
Net cash (used in) investing activities	-	(15,427)

Cash flows from financing activities:
Proceeds from loan payable - related party	151,458	-
Payments on loan payable - related party	-	(20,351)
Net cash provided by (used in) financing activities	151,458	(20,351)

Net increase in cash	4,091	49,734

Beginning balance, cash	15,131	58,656

Ending balance, cash	$ 19,222	$ 108,390

Supplemental cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

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

In December 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. These disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. Adoption will not have a material impact on our financial position, results of operations and financial disclosures, as we disposed of our oil and gas interests effective June 1, 2008 (see Note 7).

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

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs“. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations.    In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•

risks and uncertainties relating to the interpretation of drill results, the geology, range and continuity of mineral deposits;

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

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,095,000 (US $941,935).

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905 (US $840,464).  Caravel Management Corp, is a private management services company wholly-owned by our sole director and officer.  As of September 30, 2007, the remaining principal and accrued interest due to Caravel totalled CDN $1,313,622 (US $1,247,570).

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the six month period ended September 30, 2007, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2007 and 2006

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2007, which are included herein.

Our operating results for the three months ended September 30, 2007, for the three months ended September 30, 2006 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Difference Increase/(Decrease) %
Revenue	$56,986	$32,193	77%
Depletion, depreciation and amortization	$17,670	$26,222	(32.6)%
General and administrative	$21,021	$32,859	(36)%
Interest expense	$39,927	$32,143	24.2%
Oil and gas operating expenses	$27,698	$13,509	105%
Royalties	$(16,471)	$1,092	(1608.3)%
Foreign currency translation gain (loss)	$(72,658)	$7,127	(1119.5)%
Interest income	$181	$488	(62.9)%
Net loss	$(32,678)	$(73,144)	(55.3)%

We generated a net loss of ($32,678) for the three months ended September 30, 2007 compared to a net loss of ($73,144) for the three months ended September 30, 2006.  Net loss per common share for the three months ended September 30, 2007 was $.01  per common share for the three months ended September 30, 2007 and $Nil per common share September 30, 2006.

Revenues increased to $56,986 for the three months ended September 30, 2007 from $32,193 for the three months ended September 30, 2006. The increase in revenues paid was partly due to prior period revenue adjustments and an increase in the volumes sold.  Royalty credits totalled ($16,471) for the quarter ended September 30, 2007 compared to royalties expenses of $1,092 for the three months ended September 30, 2006.  Operating expenses increased to $27,698 for the three months ended September 30, 2007 from $13,509 for the same period in 2006.

Depletion, depreciation and amortization expense totalled $17,670 for the three months ended September 30, 2007 compared to $26,222 for the three months ended September 30, 2006.  Depletion expense decreased for the three months ended primarily due to a correction of estimates done previously. Interest expense for the three months ended September 30, 2007 totalled $39,927 compared to $32,143 for the three months ended September 30, 2006.  The increase reflected higher loan balances in the quarter ended September 30, 2007.

We reported a foreign currency translation loss of ($72,658) for the three months ended September 30, 2007 compared to translation gains of $7,127 during the same three month period in fiscal 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Difference Increase/(Decrease) %
Administration fees	$12,720	$12,720	Nil%
Legal fees	$2,459	$3,853	(36.2)%
Office & MIS	$3,642	$4,561	(20.1)%
Transfer Agent & Filing Fees	$Nil	$25	(100)%
Accounting	$2,200	$11,700	(81.2)%
Total Expenses	$21,021	$32,859	(36)%

General and administrative expenses decreased to $21,021 for the three months ended September 30, 2007 from $32,859 in fiscal 2007.  General expenses included administration fees remaining the same, $12,720 for both the three month period ended September 30, 2007 and 2006.  Office and Management Information System fees decreased from $4,561 in the quarter ending September 30, 2006 to $3,642 in the same period ending September 30, 2007.    Legal fees decreased to $2,459 for the three months ended September 30, 2007 from $3,853 in the three months ended September 30, 2006.  Filing fees and transfer agent fees fell to $Nil as a result of fewer filings completed during the three months ended September 30, 2007 compared to $25 in the same period ended September 30, 2006.  Accounting fees also decreased due in part to fewer completed financial statement filings in the period.  Fees were estimated and accrued for in the period ended September 30, 2007 totalling $2,200 versus estimated accruals and actual payments in the prior period ended September 30, 2006 totalling $11,700.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2007 and 2006

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2007, which are included herein.

Our operating results for the six months ended September 30, 2007, for the six months ended September 30, 2006 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	Difference Increase/(Decrease) %
Revenue	$113,089	$71,213	58.8%
Depletion, depreciation and amortization	$34,724	$52,444	(33.8)%
General and administrative	$36,851	$67,724	(45.6)%
Interest expense	$73,939	$49,171	50.4%
Oil and gas operating expenses	$41,129	$27,592	49.1%
Royalty credits	$(10,392)	$(5,285)	96.6%
Foreign currency translation loss	$(155,988)	$(25,167)	519.8%
Interest income	$387	$824	(53)%
Miscellaneous income	$9,394	$Nil	100%
Net loss	$(53,381)	$(119,609)	(55.4)%

We generated a net loss of ($53,381) for the six months ended September 30, 2007 compared to a net loss of ($119,609) for the six months ended September 30, 2006.  Net loss per common share for the six months ended September 30, 2007 was ($.01) compared to ($0.01) per common share for the six months ended September 30, 2006.  Revenues increased to $113,089 for the six months ended September 30, 2007 from $71,213 for the six months ended September 30, 2006. The increase in revenues paid was partly due to prior period sales adjustments and higher volumes sold during the current period.  Royalty credits of $10,392 were reported for the period ending September 30, 2007 increasing from a credit for royalties paid of $5,285 for the six months ended September 30, 2006.  Operating expenses increased to $41,129 for the six months ended September 30, 2007 from $27,592 for the same period in 2006.

Depletion, depreciation and amortization expense totalled $34,724 for the six months ended September 30, 2007 compared to $52,444 for the six months ended September 30, 2006.

Interest expense for the six months ended September 30, 2007 totalled $73,989 compared to $49,171 for the six months ended September 30, 2006.  The increase reflected higher loan balances in the quarter ended September 30, 2007.

 We reported a foreign currency translation loss of ($155,988) for the six months ended September 30, 2007 compared to a loss of ($25,167) during the same six month period in fiscal 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the six month periods are outlined in the table below:

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	Difference Increase/(Decrease) %
Administration fees	$25,440	$25,560	(0.5)%
Legal fees	$2,577	$7,254	(64.5)%
Office & MIS	$4,697	$14,908	(68.5)%
Transfer Agent & Filing Fees	$37	$6,502	(994)%
Accounting	$4,100	$13,500	(69.6)%
Total Expenses	$36,851	$67,724	(45.6)%

General and administrative expenses decreased to $36,851 for the six months ended September 30, 2007 from $67,724 in fiscal 2007.  General expenses included a slight decrease in administration fees from $25,560 to $25,440 for the six month period ended September 30, 2007.  Office and Management Information System fees fell from $14,908 in the quarter ended September 30, 2006 to $4,697 in the same period ended September 30, 2007 primarily due to the acquisition of an oil and gas management reporting system during the period ended September 30, 2006, that was subsequently abandoned.    Legal fees decreased to $2,577 for the six months ended September 30, 2007 from $7,254 in the six months ended September 30, 2006.  Filing fees and transfer agent fees fell to $37 as a result of fewer filings completed during the six months ended September 30, 2007 compared to $6,502 in the same period ended September 30, 2006.  Accounting fees also decreased due to fewer completed financial filings in the period ended September 30, 2007.  Fees were estimated and accrued for in the period totalling $4,100 compared to estimated accruals and actual costs in the period ended September 30, 2006 totalling $13,500.

Liquidity and Financial Condition

Working Capital

	At September 30, 2007	At March 31, 2007
Current Assets	$661,866	$529,846
Current Liabilities	$2,040,287	$1,733,622
Working Capital Deficiency	($1,378,421)	($1,203,776)

Cash Flows

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Cash flows (used in )provided by Operating Activities	$(147,367)	$85,512
Cash flows (used in) provided by Financing Activities	$151,458	$(20,351)
Effect of exchange rate changes on cash	$(155,988)	$(25,167)
Net increase in Cash	$4,091	$49,734

Operating Activities

Net cash used in operating activities was $147,367 in the six months ended September 30, 2007 compared with net cash provided by operating activities of $85,512 in the same period in 2006.  The increase in cash used in operating activities of $232,879 is mainly attributed to an increase in accounts receivable and increased losses on foreign exchange for the period.  Operating losses decreased $66,228 in the six month period ended September 30, 2007 over the six months ended September 30, 2006.

Financing Activities

Net cash provided by financing activities was $151,458 in six months ended September 30, 2007 compared to ($20,351) used in financing activities in the same period in 2006.  The difference resulted from a payment made on the loan in 2006 compared to an additional loan of $151,458 during the same period in 2007.

Oil and gas sales volume comparisons for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues increased to $56,986 for the three month period ended September 30, 2007 compared to $32,193 for the three months ended September 30, 2006.  The increase is primarily due to prior period sales adjustments and higher volumes in the second quarter ended September 30, 2007.  Despite lower average gas prices, average prices which fell to $4.96 per Mcf in during the second quarter of fiscal 2008 from $5.10 per Mcf for the same period in fiscal 2006, we produced 9.87 MMcf of natural gas in the quarter ended September 30, 2007 compared to 9.74 MMcf in the second quarter of fiscal 2006.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of September 30, 2007, the balance of the loan and accrued interest payable was $1,216,081 compared to $882,310 at September 30, 2006.  During the quarter ended September 30, 2007, we borrowed an additional CDN $160,000 (US$151,458) and together with interest the balance of the loan and accrued interest was CDN $1,313,622 (US $1,247,570).  During the year ended March 31, 2009 we paid a total of CDN $985,655 (US$782,142) and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $477,175 (US $378,650).  During the year ended March 31, 2010 we paid an additional CDN $20,000 with accrued interest brought the total loan balance to CDN $566,652 (US $534,275) at March 31, 2010.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on the shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash used in operating activities for the six months ended September 30, 2007 totalled $147,367 versus net cash provided by operating activities of $85,512 for the six month period ended September 30, 2006.  Cash balances totalled $19,222 at September 30, 2007 compared to $15,131 at March 31, 2007.

We entered into bridge loan agreements with a related party in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US$203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.

We paid down $46,976 under this facility in fiscal 2007 compared to borrowing proceeds of $296,700 in fiscal 2006.  During fiscal 2006 we also paid down a total of $223,970 resulting in net increase of $72,730.  During the six months ended September 30, 2007 we borrowed an additional $151,458 funds.  The balances outstanding under the loan agreement totalled $1,247,570 at September 30 2007 versus an aggregate of $882,310 at September 30, 2006.  At June 30, 2010 the balance of the principal and accrued interest was CDN $556,652 (US$534,275).

We have limited operating history.  We can only estimate future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of July 31, 2010, we had cash of US $14,257.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

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

By:     “John Hislop”
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:    August 18, 2010