Form 10-Q
period 2007-12-31
NATION ENERGY INC
filed 2010-09-13
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of September 10, 2010.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2007 (unaudited) and March 31, 2007

Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2007 and 2006 (unaudited)

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

Item 1A.

Risk Factors

Item 2.

Recent Sales of Unregistered Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended December 31, 2007 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Balance Sheets

ASSETS
	December 31,
	2007	March 31,
	(unaudited)	2007
Current assets:
Cash	$ 51,667	$ 15,131
Accounts receivable	644,979	322,627
Prepaid expenses	5,000	192,088
Total current assets	701,646	529,846

Oil and gas properties, net - full cost method	964,657	964,703

	$ 1,666,303	$ 1,494,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 847,923	$ 876,909
Accounts payable and accrued expenses - related party	253,798	75,288
Loans payable - related party	1,073,682	781,425
Total current liabilities	2,175,403	1,733,622

Asset retirement obligation	3,575	3,040

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit)	(7,150,007)	(7,054,120)
Accumulated comprehensive loss:
Foreign currency translation	(247,068)	(72,393)
	(512,675)	(242,113)

	$ 1,666,303	$ 1,494,549

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Month Period ended		For the Nine Month Period ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Revenue:	$ 50,765	$ 116,192	$ 163,854	$ 187,405
Direct expenses:
Royalties	(6,765)	16,861	(17,158)	11,576
Operating	17,651	7,434	58,782	35,026
Depletion, depreciation and amortization	18,802	26,216	53,525	78,660
	29,688	50,511	95,149	125,262

Operating income	21,077	65,681	68,705	62,143

General and administrative	17,177	26,148	54,028	93,872

Income (loss) before other income (expense)	3,900	39,533	14,677	(31,729)

Other income (expense)
Interest expense	(46,704)	(30,127)	(120,642)	(79,298)
Miscellaneous income	-	-	9,394	-
Interest income	297	801	684	1,625

Net income (loss)	(42,507)	10,207	(95,887)	(109,402)

Foreign currency translation income (loss)	(18,687)	29,272	(174,675)	4,106

Comprehensive income (loss)	$ (61,194)	$ 39,479	$ (270,562)	$ (105,296)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Month Period Ended
	December 31,	December 31,
	2007	2006

Cash flows from operating activities:
Net (loss)	$ (95,887)	$ (109,402)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depletion and depreciation	53,526	78,660
Foreign currency translation	(174,675)	4,106
Increase in loan payable due to foreign currency translation	140,799	10
Changes in working capital:
(Increase) in accounts receivable	(322,352)	(13,510)
Decrease in prepaid expenses	187,088	11,560
Increase (decrease) in accounts payable	(28,986)	219,140
Increase (decrease) in accounts payable and accrued expenses - related party	178,510	(1,642)
Net cash provided by (used in) operating activities	(61,977)	188,922

Cash flows from investing activities:
Recovery (additions) to oil and gas properties	(52,945)	(15,080)
Net cash (used in) investing activities	(52,945)	(15,080)

Cash flows from financing activities:
Proceeds from loan payable - related party	151,458	-
Payments on loan payable - related party	-	(41,432)
Net cash provided by (used in) financing activities	151,458	(41,432)

Net increase in cash	36,536	132,410

Beginning balance, cash	15,131	58,656

Ending balance, cash	$ 51,667	$ 191,066

Supplemental cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

Notes to Condensed Financial Statements (Unaudited)

December 31, 2007

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC topic “Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162.  This standard establishes only two levels of GAAP, authoritative and non-authoritative.  This ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009, did not have any impact on its financial statements other than to modify certain existing disclosures

In June 2009, the FASB issued guidance now codified as ASC subtopic 105-10, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles to be applied by non-government entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. This ASU reflected the issuance of FASB Statement No. 168.   The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents are superseded.  Adoption of this new guidance did not have a material effect on our financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”)  2009-02, “Omnibus Update—Amendments to Various Topics for Technical Corrections”.  This omnibus ASU detailed amendments to various topics for technical corrections.  The adoption of ASU 2009-02 did not have a material impact on our financial statements.

In August 2009, the FASB issued ASU  2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins”.  This ASU updated cross-references to Codification text.  The adoption of ASU 2009-03 did not have a material impact on our financial statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value.  These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liabilities is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets.  If these quoted prices are not available, we are required to use another valuation technique, such as income approach or a market approach.  These amended standards are effective from October 1, 2009, and do not have a significant impact on our financial statements.

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

 In September 2009, the FASB issued ASU  2009-07, “Technical Corrections to SEC Paragraphs”.  This corrected various SEC paragraphs in response to comment letters.  The adoption of ASU 2009-07 did not have material impact on our financial statements.

In September 2009, the FASB issued ASU  2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

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

In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements in the SEC’s “Modernization of Oil and Gas Reporting: Final Rule”. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements as we disposed of our oil and gas interests effective June 1, 2008 (see Note 7).

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”. This will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The Company is currently assessing the impact that the adoption will have on its disclosures.

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010. FASB ASC topic 740, “Income Taxes”, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R) , “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).   The Company does not anticipate ASU 2010-21 will have a material impact on its financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of ($7,150,007) and has working capital and stockholders’ (deficits) of ($1,473,757) and ($512,675), respectively) at December 31, 2007, and ($1,203,776) and ($242,113), respectively at March 31, 2007. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

Periodically, but at least annually, the Company will evaluate the economic recoverabilty of its proved oil and gas properties.  For the year ended March 31, 2006, the Company recorded a ceiling test write-down of $555,085.  As of March 31, 2007, and December 31, 2007, management determined that there was no further impairment of the Company’s proved oil and gas properties.  Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada, and as of such date is considered a shell company (see Note 7).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the nine months ended December 31, 2007 and 2006 were $38,160 and $38,280, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of December 31, 2007, the balance of the loan and accrued interest payable was CDN $1,266,729 (US$1,281,984) compared to CDN $930,249 (US$ 798,291) at December 31, 2006.

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements have been disclosed below.

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905.06 (US $840,464).  Caravel Management Corp, is a private management services company wholly-owned by our sole director and officer.  As of December 31, 2007, the remaining principal and accrued interest due to Caravel totalled US $1,281,984.

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the nine month period ended December 31, 2007, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements During the Next Twelve Months

Over the next twelve months we intend to use funds to evaluate new business acquisitions, as follows:

General and Administrative	$70,000

Professional Fees	60,000

Total	$130,000

We have suffered recurring losses from operations since inception.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Management’s plan in this regard is to raise additional capital through a debt or an equity offering.  The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

Disclosure of Outstanding Share Data

At the date of this quarterly report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or share of any other class issued and outstanding as at the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended December 31, 2007 and 2006

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2007, which are included herein.

Our operating results for the three months ended December 31, 2007, for the three months ended December 31, 2006 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Difference Increase/(Decrease) %
Revenue	$50,765	$116,192	(56.3)%
Depletion, depreciation and amortization	$18,802	$26,216	(28.3)%
General and administrative	$17,177	$26,148	(34.3)%
Interest expense	$46,704	$30,127	55%
Oil and gas operating expenses	$17,651	$7,434	137.4%
Royalty expense (credits)	$(6,765)	$16,861	(140.1)%
Foreign currency translation gain (loss)	$(18,687)	$29,272	(163.8)%
Interest income	$297	$801	(62.9)%
Net earnings (loss)	$(61,194)	$39,479	(255)%

We generated a net loss of $61,194 for the three months ended December 31, 2007 compared to net earnings of $39,479 for the three months ended December 31, 2006.  Net loss per common share for the three months ended December 31, 2007 was $Nil  per common share for both the three months ended December 31, 2007 and December 31, 2006.

Revenues decreased to $50,765 for the three months ended December 31, 2007 from $116,192 for the three months ended December 31, 2006. The decrease in revenues paid was partly due to lower volumes and decreased prices, together with prior period revenue adjustments.  Royalty credits totalled $6,765 for the quarter ended December 31, 2007 compared to royalty expenses of $16,861 for the three months ended December 31, 2006.  Operating expenses increased to $17,651 for the three months ended December 31, 2007 from $7,434 for the same period in 2006.   Operating expenses increased due to some extra repairs and maintenance work required during the current period.

Depletion, depreciation and amortization expense totalled $18,802 for the three months ended December 31, 2007 compared to $26,216 for the three months ended December 31, 2006.  Depletion expense decreased for the three months ended December 31, 2007 due to lower volumes of gas being produced and adjustments to prior period estimates.

Interest expense for the three months ended December 31, 2007 totalled $46,704 compared to $30,127 for the three months ended December 31, 2006.  The increase in interest expense reflected higher loan balances in the quarter ended December 31, 2007.

 We reported a foreign currency translation loss of $18,687 for the three months ended December 31, 2007 compared to translation gains of $29,272 during the same three month period in fiscal 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Difference Increase/(Decrease) %
Administration fees	$12,720	$12,720	0%
Legal fees	$169	$2,906	(94.2)%
Office & MIS	$1,388	$1,091	27.2%
Accounting	$2,900	$9,431	(69.3)%
Total Expenses	$17,177	$26,148	(34.3)%

General and administrative expenses decreased to $17,177 for the three months ended December 31, 2007 from $26,148 for the three months ended December 31, 2006.  General expenses included administration fees remaining the same, $12,720 for both the three month period ended December 31, 2007 and 2006.  Office and Management Information System fees increased from $1,091 in the quarter ended December 31, 2006 to $1,388 in the same period ended December 31, 2007.  Legal fees decreased to $169 for the three months ended December 31, 2007 from $2,906 in the three months ended December 31, 2006.  Accounting fees decreased for the period ended December 31, 2007 to $2,900 from $9,431 for the three month period ended December 31, 2008.  The decrease in fees was mainly attributed to a decrease in financial statement filings.  During the three months ended December 31, 2007 we booked an estimate of $2,900 versus estimate and actual costs incurred of $9,431 for the three months ended December 31, 2006.

Oil and gas sales volume comparisons for the three months ended December 31, 2007 compared to the three months ended December 31, 2006

Revenues decreased to $50,765 for the three month period ended December 31, 2007 compared to $116,192 for the three months ended December 31, 2006.  The decrease is primarily due to prior period sales adjustments and lower volumes in the third quarter ended December 31, 2007.  Despite lower volumes, the average gas prices rose slightly to an average price of $6.42 per Mcf in during the third quarter of fiscal 2008 from $4.96 per Mcf for the same period in fiscal 2007, we produced 9.21 MMcf of natural gas in the quarter ended December 31, 2007 compared to 9.87 MMcf in the third quarter of fiscal 2007.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2007 and 2006

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2007, which are included herein.

Our operating results for the nine months ended December 31, 2007, for the nine months ended December 31, 2006 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Difference Increase/(Decrease) %
Revenue	$163,854	$187,405	(12.6)%
Depletion, depreciation and amortization	$53,525	$78,660	(32)%
General and administrative	$54,028	$93,872	(42.4)%
Interest expense	$120,642	$79,298	52.1%
Oil and gas operating expenses	$58,782	$35,026	67.8%
Royalty expense (credits)	$(17,158)	$11,576	(248.2)%
Foreign currency translation gain (loss)	$(174,675)	$4,106	(4,354.1)%
Interest income	$684	$1,625	(57.9)%
Miscellaneous income	$9,394	$Nil	100%
Net loss	$(270,562)	$(105,296)	157%

We generated a net loss of $270,562 for the nine months ended December 31, 2007 compared to a net loss of $105,296 for the nine months ended December 31, 2006.  Net loss per common share for both the nine months ended December 31, 2007 and 2006 was $0.01   Revenues decreased to $163,854 for the nine months ended December 31, 2007 from $187,405 for the nine months ended December 31, 2006. The decrease in revenues paid was partly due to prior period sales adjustments and higher volumes sold during the preceeding period.  Royalty credits of $17,158 were reported for the period ending December 31, 2007 compared to royalty expenses of $11,576 for the nine months ended December 31, 2006.  Operating expenses increased to $58,782 for the nine months ended December 31, 2007 from $35,026 for the same period in 2006.

Depletion, depreciation and amortization expense totalled $53,525 for the nine months ended December 31, 2007 compared to $78,660 for the nine months ended December 31, 2006.  Based on the reserves calculated and disclosed in the annual reserve report commissioned for the year ended March 31, 2007, we estimated the depletion expense for the nine month period ended December 31, 2007 to be less than the amount we estimated for the nine month period ended December 31, 2006.

Interest expense for the nine months ended December 31, 2007 totalled $120,642 compared to $79,298 for the nine months ended December 31, 2006.  The increase reflected higher loan balances in the quarter ended December 31, 2007.

 We reported a foreign currency translation loss of $174,675 for the nine months ended December 31, 2007 compared to a gain of $4,106 during the same nine month period in fiscal 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the nine month period are outlined in the table below:

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Difference Increase/(Decrease) %
Administration fees	$38,160	$38,280	(0.3)%
Legal fees	$2,746	$7,226	(62)%
Office & MIS	$6,085	$19,745	(69.2)%
Transfer Agent & Filing Fees	$37	$5,690	(99.3)%
Accounting	$7,000	$22,931	(69.5)%
Total Expenses	$54,028	$93,872	(42.4)%

General and administrative expenses decreased to $54,028 for the nine months ended December 31, 2007 from $93,872 in the nine months ended December 31, 2007.  General expenses included administration fees decreasing slightly from $38,280 to $38,160 for the nine month period ended December 31, 2007.  Office and Management Information System fees decreased from $19,745 in the nine months ended December 31, 2006 to $6,085 in the same period ended December 31, 2007 primarily due to the acquisition of an oil and gas management reporting system during the period ended September 30, 2006, that was subsequently abandoned.    Legal fees decreased to $2,746 for the nine months ended December 31, 2007 from $7,226 in the nine months ended December 30, 2006.  Filing fees and transfer agent fees decreased to $37 as a result of fewer filings completed during the nine months ended December 31, 2007 compared to $5,690 in the same period ended December 31, 2006.   Accounting fees also decreased from $22,931 in the nine months ended December 31, 2006 to $7,000 for the nine months ended December 31, 2007 primarily as a result of fewer financial filings completed during the period ended December 31, 2007.

Oil and gas sales volume comparisons for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006

Revenues decreased to $163,854 for the nine month period ended December 31, 2007 compared to $187,405 for the nine months ended December 31, 2006.  The decrease is primarily due to prior period sales adjustments and lower volumes in the third quarter ended December 31, 2007.  Despite lower average gas prices of $5.98 for the period ended December 31, 2006 compared to an average price of $6.22 per Mcf in during the third quarter of fiscal 2008, volumes dropped from 31.41 MMcf for the period ended December 31, 2006 compared to 26.23 MMcf for the same period in fiscal 2008.

Liquidity and Financial Condition

Working Capital

	At December 31, 2007	At March 31, 2007
Current Assets	$701,646	$529,846
Current Liabilities	$2,175,403	$1,733,622
Working Capital Deficiency	$1,473,757	$1,203,776

Cash Flows

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006
Cash flows (used in )provided by Operating Activities	$(61,977)	$188,922
Cash flows used in Investing Activities	$52,945	$15,080
Cash flows (used in) provided by Financing Activities	$151,458	$(41,432)
Effect of exchange rate changes on cash	$(174,675)	$4,106
Net increase in Cash	$36,536	$132,410

Operating Activities

Net cash used in operating activities was $61,977 in the nine months ended December 31, 2007 compared with net cash provided by operating activities of $188,922 in the same period in 2006.  The decrease in cash provided by operating activities of $250,899 is mainly attributed to an increase in accounts receivable and losses on foreign exchange for the period.  Net loss for the nine month period ended December 31, 2007 were $95,887 versus $109,402 for the nine months ended December 31, 2006.

Investing Activities

Net cash used in investing activities increased to $52,945 for the nine months ended December 31, 2007 compared to $15,080 used in investing activities for the nine months ended December 31, 2006.  This increase is due to increased capital additions to our oil and gas properties.

Financing Activities

Net cash provided by financing activities was $151,458 in nine months ended December 31, 2007 compared to $41,432 used in financing activities in the same period in 2006.  The difference resulted from a payment made on the loan in 2006 of $41,432 compared to an additional loan of $151,458 during the same period in 2007.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of December 31, 2007, the balance of the loan and accrued interest payable was $1,281,984 compared to $836,720 at December 31, 2006.  During the quarter ended September 30, 2007, we borrowed an additional CDN $160,000 (US$151,458) and together with interest the balance of the loan and accrued interest at December 31, 2007 was CDN $1,266,729 (US $1,281,984).  During the year ended March 31, 2009 we paid a total of CDN $985,655 (US $782,142) and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $477,175 (US $378,650).  During the year ended March 31, 2010 we paid an additional CDN $20,000 with accrued interest brought the total loan balance to CDN $534,658 at March 31, 2010. The loan, including principal and accrued interest totalled CDN $556,652 (US$534,275) at June 30, 2010.

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

 Net cash used in operating activities for the nine months ended December 31, 2007 totalled $61,977 versus net cash provided by operating activities of $188,922 for the nine month period ended December 31, 2006.  Cash balances totalled $51,667 at December 31, 2007 compared to $15,131 at March 31, 2007.

We entered into bridge loan agreements with a related party in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.  We paid down $46,976 under this facility in fiscal 2007 compared to borrowing proceeds of $296,700 in fiscal 2006.  During fiscal 2006 we also paid down a total of $223,970 resulting in net increase of $72,730.  During the nine months ended December 31, 2007, we borrowed an additional CDN $160,000 (US $151,458).   The balances outstanding under the loan agreement totalled $1,281,984 at December 31, 2007 versus and aggregate of $836,720 at December 31, 2006.  At June 30, 2010 the balance of the principal and accrued interest was CDN $556,652 (US $534,275).

We have limited operating history.  We can only estimate future needs for capital based on the current status of our operation, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

By:   “John R. Hislop”
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:    September 10, 2010