Form 10-K
period 2008-03-31
NATION ENERGY INC
filed 2010-12-03
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-30193

NATION ENERGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 900 609 West Hastings Street Vancouver British Columbia	V6B 4W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (800) 400-3969

Former Name, former address and former fiscal year, if changed since last report:  N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
(Check one):   Yes [   ]   No [X].

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

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $481,320 based on a price of $0.08 per share, being the price at which the common equity was last sold on March 31, 2008.

State issuer's revenues for its most recent fiscal year.  $266,037 for the year ended March 31, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of November 30, 2010 .

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

·

risks and uncertainties relating to the interpretation of drill results, the geology, range and continuity of mineral deposits;

·

results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

·

mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;

·

the potential for delays in exploration or development activities or the completion of feasibility studies;

·

risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

·

risks related to commodity price fluctuations;

·

the uncertainty of profitability based upon our history of losses;

·

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

·

risks related to environmental regulation and liability;

·

risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

·

risks related to tax assessments;

·

political and regulatory risks associated with mining development and exploration; and

·

other risks and uncertainties related to our prospects, properties and business strategy.

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

Corporate History and General Overview

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a demand promissory note dated March 31, 2006 in the amount of CDN$980,905 (US $840,464).  Caravel Management Corp., is a private management services company wholly-owned by our sole director and officer.  As of June 30, 2010, the remaining principal and accrued interest due to Caravel totalled CDN $534,658 (US $534,275).

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

Competition

The oil and gas industry is intensely competitive.  Conducting our business in an environment that is highly competitive and unpredictable we may become involved in an acquisition with more risk or obtain financing on less favourable terms.  In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development companies as well as established international companies.  Many of our competitors are national or international companies with far greater resources, capital and access to information than us.  Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties.  In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties.  This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favourable terms.

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

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a working capital deficit of $1,465,785 as of March 31, 2008.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as at March 31, 2008.   Accordingly, we realized limited revenues and profit from our operations.  Any profitability in the future will be dependent upon acquiring a new business opportunity.  In September 2008, we closed the sale of all of our oil and gas assets in the Smoky Hill area of Alberta.  The sale was effective June 1, 2008.  We are now actively looking for a new business opportunity, primarily in the resource sector.

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

·

the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices;

·

the cost of exploring for, producing and transporting oil and natural gas;

·

the domestic and foreign supply of oil and natural gas;

·

domestic and foreign governmental regulation;

·

the level and price of foreign oil and natural gas transportation;

·

available pipeline and other oil and natural gas transportation capacity;

·

weather conditions;

·

international political, military, regulatory and economic conditions;

·

the level of consumer demand;

·

the price and the availability of alternative fuels;

·

the effect of worldwide energy conservation measures; and

·

the ability of oil and natural gas companies to raise capital.

Significant declines in oil and natural gas prices for an extended period may:

·

impair our financial condition, liquidity, ability to finance future plans;

·

reduce the amount of oil and natural gas that we could produce economically;

·

cause us to delay or postpone some of our capital projects;

·

reduce our revenues, operating income and cash flow; and

·

reduce the carrying value of oil and natural gas properties.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

  Our principal executive office is located at Suite 900, 609 West Hastings Street, Vancouver, British Columbia, Canada V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.   We currently have a management services agreement in effect that among other administration and office services and supplies provides for office space.  At March 31, 2008 the monthly fee was $4,250 per month.  Effective January 1, 2009 the fee increased to $7,865 per month.  The fee decreased effective November 1, 2010 to $3,500 per month.  At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

ITEM 4.  (REMOVED AND RESERVED)

None

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

Quarter Ended	High	Low
September 30, 2010	$0.020	$0.010
June 30, 2010	$0.010	$0.010
March 31, 2010	$0.090	$0.010
December 31, 2009	$0.090	$0.012
September 30, 2009	$0.020	$0.012
June 30, 2009	$0.080	$0.020
March 31, 2009	$0.080	$0.020
December 31, 2008	$0.090	$0.020
September 30, 2008	$0.040	$0.030
June 30, 2008	$0.080	$0.030

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As November 22, 2010, we had 16,020,000 shares of common stock outstanding and approximately 23 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options.  On February 26, 2003, options to purchase 225,000 common shares were granted to the Company’s Chief Executive Officer and Chief Financial Officer and vested immediately upon grant.  The options were granted at an exercise price of $0.10 expiring February 26, 2008.  The remaining options under this grant expired unexercised during the year ended March 31, 2008.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2008.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
-	-	2,500,000

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal years ended March 31, 2008 and 2007.

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Disclosure of Outstanding Share Data

As at the date of this annual report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this annual report.

RESULTS OF OPERATIONS – Years Ended March 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2008, which are included herein.

Our operating results for the year ended March 31, 2008, for the year ended March 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Difference Increase/(Decrease) %
Revenue	$266,037	$263,651	0.9%
Miscellaneous income	$9,394	$Nil	100%
Depletion, depreciation and amortization	$119,578	$125,763	(4.9)%
General and administrative	$91,422	$120,738	(24.3)%
Interest expense	$166,729	$123,873	34.6%
Oil and gas operating expenses	$91,180	$106,738	(14.6)%
Royalty expense	$12,615	$7,063	78.6%
Foreign currency translation (loss)	$(123,486)	$(9,472)	1,203.7%
Interest income	$936	$2,329	(59.8)%
Net loss	$205,157	$217,672	(5.7)%

We generated a net loss of $205,157 for the year ended March 31, 2008 compared to a net loss of $217,672 for the year ended March 31, 2007.  Net loss per common share for the year ended March 31, 2008 was $(0.01) compared to $(0.01) per common share for the year ended March 31, 2007.  We determined there was no impairment for the years ended March 31, 2007 and 2008.  Based on an independent evaluation of our reserves depletion, depreciation and amortization expense amount decreased slightly to $119,578 in 2008 from $125,763 in 2007.  Revenues increased by $2,386 in 2008 over 2007 as a result of higher natural gas prices offset by lower volumes in the current year.  The increase in revenue along with royalty credits being received in 2007 resulted in increased royalties.  The operating expenses decreased to $91,180 in 2008 from $106,738 due to lower general operating costs.  General and administrative expenses decreased to $91,180 from $120,738.

Revenues increased slightly to $266,037 for the year ended March 31, 2008 from $263,651 for the year ended March 31, 2007.  The increase in revenues reflected higher average prices which rose to $7.71 per Mcf in fiscal 2008 from $6.34 per Mcf in fiscal 2007.  We produced 34.5 MMcf of natural gas in fiscal 2008 compared to 41.6 MMcf in fiscal 2007.

Royalty expense of $12,615 in fiscal 2008 rose from $7,063 fiscal 2007, reflecting the increase in revenues along with higher royalty expense credits in fiscal 2007.  Operating expenses decreased to $91,180 in fiscal 2008 from $106,738 in fiscal 2007 as a result of consistent operating activity and decreases to the costs to operate.

Depletion, depreciation and amortization expense totalled $119,578 for the year ended March 31, 2008 compared to $125,763 for the year ended March 31, 2007.

Interest expense for fiscal 2008 totalled $166,729 compared to $123,873 for fiscal 2007.  The increase reflected the larger average outstanding balance of shareholder loans in fiscal 2008 versus fiscal 2007.

We reported a foreign currency translation loss of $123,486 in fiscal 2008 compared to a loss of $9,472 in fiscal 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The sharp rise in the value of the Canadian dollar relative to the US dollar in fiscal 2008 resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.  The Canadian dollar remained fairly consistent in fiscal 2007 resulting in a significantly lower loss on translation.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Difference Increase/(Decrease) %
Administration fees	$50,760	$51,000	(0.5)%
Consulting & MIS	$5,139	$19,523	(73.7)%
Legal fees	$2,746	$7,383	(62.8)%
Office	$1,828	$1,188	53.9%
Transfer Agent & Filing Fees	$6,862	$6,190	10.9%
Accounting	$24,086	$34,931	(31)%
Total Expenses	$91,422	$120,215	(24)%

General and administrative expenses decreased to $91,422 in fiscal 2008 from $120,215 in fiscal 2007.  General expenses included a slight decrease in administration fees from $51,000 in fiscal 2007 to $50,760 in fiscal 2008.  Consulting and Management Information System fees fell to $5,139 in fiscal 2008 from $19,523 in the previous year due primarily to costs associated with the purchase in early fiscal 2007 of an oil and gas accounting software program.  In June 2006 the program was purchased and it has subsequently been abandoned with the sale of the oil and gas property.  Legal fees decreased to $2,746 in fiscal 2008 from $7,383 in the prior fiscal year.  Filing fees and transfer agent fees rose to $6,862 in fiscal 2008 compared to $6,190 in the prior fiscal period.  Accounting fees decreased to $24,086 for the year ended March 31, 2008 from $34,931 in the prior year ended March 31, 2007.  The decrease was due to fewer filings and accounting reviews booked in the current year.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2008	Year Ended March 31, 2007
Current Assets	$797,671	$529,846
Current Liabilities	$2,263,455	$1,733,622
Working Capital Deficiency	$1,465,784	$1,203,774

Cash Flows

	Year Ended March 31, 2008	Year Ended March 31, 2007
Cash flows provided by (used in) Operating Activities	$(56,693)	$247,321
Cash flows (used in) Investing Activities	$(52,944)	$(234,398)
Cash flows provided by (used in) Financing Activities	$151,458	$(46,976)
Effect of exchange rate changes on cash	$(123,486)	$(9,472)
Net increase (decrease) in Cash	$31,721	$(43,525)

Operating Activities

Net cash provided by operating activities was $56,693 in the year ended March 31, 2008 compared with net cash provided by operating activities of $247,321 in the same period in 2007.  The decrease in cash provided by operating activities of $190,628 is mainly attributed to an increase in accounts receivable of $423,192 partially offset by an increase in accounts payable related party of $235,963, a decrease in prepaid expenses of $187,088 and an increase in accounts payable of $43, 185.  Operating losses decreased slightly to $205,157 in the year ended March 31, 2008 from $217,672 for the prior year ended March 31, 2007.

Investing Activities

Net cash used in investing in our Company’s oil and gas properties decreased from $234,398 for the year ended March 31, 2007 to $52,945 in the year ended March 31, 2008.

Financing Activities

Net cash provided by financing activities was $151,458 in the year ended March 31, 2008 compared to $46,976 used in financing activities in the year ended March 31, 2007.  The difference resulted from loan proceeds of $151,458 for the year ended March 31, 2008 compared to payments on outstanding loans of $46,976 during the year ended March 31, 2007.

Oil and gas sales volume comparisons for the year ended March 31, 2008 compared to the year ended March 31, 2007

Revenues increased slightly to $266,037 for the year ended March 31, 2008 from $263,651 for the year ended March 31, 2007.  The increase in revenues reflected higher average prices which rose to $7.71 per Mcf in fiscal 2008 from $6.34 per Mcf in fiscal 2007.  The increase was offset by lower volumes; we produced 34.5 MMcf of natural gas in fiscal 2008 compared to 41.6 MMcf in fiscal 2007.  Our production for fiscal 2008 also included the sale of oil, natural gas liquids, pentane, ethane, butane and propane, amounting to aggregate 0.4 Mbbl, as compared to 0.9 Mbbl for fiscal 2007.

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

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of March 31, 2007, the balance of the loan and accrued interest payable, converted to US dollars was $851967.  During the year ended March 31, 2008, we borrowed an additional CDN $160,000 (US $151,458) and together with interest the balance of the loan and accrued interest was CDN $1,314,101 (US $1,278,433).  During the year ended March 31, 2009 we paid a total of CDN $985,655 and together with interest the balance at March 31, 2009 of principle and accrued interest totalled CDN $477,175 (US $378,650).  During the year ended March 31, 2010 we paid an additional CDN $20,000 with accrued interest brought the total loan balance to CDN $534,658 (US $526,445) at March 31, 2010.  The loan balance with accrued interest totalled CDN $630,376 (US $612,610) at September 30, 2010.

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

Net cash provided by operating activities in fiscal 2008 totalled $56,693 versus net cash provided by operating activities of $247,321 in fiscal 2007.  Cash balances were $46,852 and $15,131, as of March 31, 2008 and March 31, 2007, respectively.

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

We received net proceeds of $151,458 under this facility in fiscal 2008, compared to paying down $46,976 in fiscal 2007.  Accordingly, the balances outstanding under the loan agreement totalled $1,032,109 at March 31, 2008 versus an aggregate of $781,425 at March 31, 2007.  At March 31, 2010 the balance of principal and accrued interest was CDN $534,658 (US $526,445).

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of October 31, 2010, we had cash of US $5,040.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

Off-Balance Sheet Arrangements

We have no  off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”, SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement did not have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement did not have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosure about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities.  SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of this statement did not have a material effect on our company’s financial statements.

In October 2008, the FASB issued FSP FAX 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAX 157-3”), to help constituents measure fair value in markets that are not active.  FSP FAX 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In December 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements.  These include the provisions that permit the use of new technologies to determine proved reserves and allow companies to disclose their probable and possible reserves to investors.  These disclosure requiremtnes also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates.  The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period.  The new oil and gas reporting requirements are effective for annual reports on Form 10K for fiscal years ending on or after December 31, 2009, with early adoption not permitted.  Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

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

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on our company’s financial statements.

In June 2009, the FASB issued Accounting Standards Codified (“ASC”) 855 (previously SFAS 165. “Subsequent Events”) which establishes general standards for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. Adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity.  These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  This Statement is effective for reporting periods beginning after November 15, 2009.  Adoption of this ASC did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC topic “Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162.  This standard establishes only two levels of GAAP, authoritative and non-authoritative.  This ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009, did not have a material impact on our financial statements other than to modify certain existing disclosures.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-02, “Omnibus Update-Amendments to Various Topics for Technical Corrections”.  The omnibus ASU detailed amendments to various topics for technical corrections.  The adoption of ASU 2009-02did not have a material impact on our financial statements.

In August 2009, the FASB issued ASU 2009-03, “SEC Update-Amendments to Various Topics Containing SEC Staff Accounting Bulletins”.  This ASU updated cross-referenced to Codification text.  The adoption of ASU 2009-03 did  not have a material impact on our financial statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value.  These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liabilities is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets.  If those quoted prices are not available, we are required to use another valuation technique, such as income approach or a market approach.  These amended standards are effective from October 1, 2009, and did not have a significant impact on our financial statements.

In September 2009, the FASB issued ASU 2009-06, “Income Taxes” (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Non-public Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  This update is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations since it provides only implementation and disclosure amendments.

In September 2009, the FASB issued ASU 2009-07, “Technical Corrections to SEC Paragraphs”.  This corrected various SEC paragraphs to comment letters.  The adoption of ASU 2009-07 did not have a material impact on our financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)”.  This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

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

In December 2009, the FASB issued ASU 2010-06 “Fair Market Value Measurements and Disclosures” (Topic 820) “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set for the in ASC Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”.  The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements of the SEC’s “Modernization of Oil and Gas Reporting:  Final Rule”.  Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements because we had sold our oil and gas interests prior to adoption.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics:  accounting for subsequent investments termination of an interest rate swap, issuance of financial statements – subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holdings for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  Adoption did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”.  This will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  Adoption did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction or an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The provisions of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-12, “Income Taxes “ (Topic 740).  ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 “Income Taxes” to include paragraph 740-10-599-4.  On March 30, 2010 The President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010.  FASB ASC topic 740, “Income Taxes”, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law.  The effects of future changes in tax laws are not anticipated”.  Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”  The adoption of this standard did not have a material impact on our financial position and results of operations.

In April 2010, the FASB issued ASU 2010-14, “Accounting for Extractive Activities – Oil and Gas.”  ASU 2010-14 amends paragraph 932-10-599-1 due to SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and will not have a significant impact on the Company’s financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada.

In May 2010, the FASB issued ASU 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830):  Foreign Currency Issues:  Multiple Foreign Currency Exchange Rates”.  The amendments in this update are effective as of the announcement date of March 18, 2010.  The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On August 12, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules – Amendments to SEC Paragraphs Pursuant to Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules and Consolidation of Financial Reporting Policies.”  The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB’s issuance of SFAS No. 141®, “Business Combinations” (ASC 805), and SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (FASB ASC 810).  The Company does not anticipate ASU 2010-21 will have a material impact on its financial statements.

There were  various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Long-Lived Assets

In accordance with ASU 360-10-45, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities. As of March 31, 2008, we have not capitalized any internal costs.

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

On September 30, 2008, we closed on the sale of our oil and gas properties located in the Smoky Hill area of Alberta Canada.  The sale was effective June 1, 2008.

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

Depletion and depreciation of the capitalized costs for producing oil and gas properties will be provided by the unit-of-production method based on proved oil and gas reserves.  The Company obtained an independent evaluation as of March 31, 2008 which established proved reserves.  As a consequence, our company initiated charging depletion and depreciation in the year ended March 31, 2006.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The following audited financial statements are filed as part of this annual report:

Report of Independent Public Accounting Firm, dated November 29, 2010

Balance Sheets at March 31, 2008 and 2007

Statements of Operations for the years ended March 31, 2008 and 2007

Statements of Changes in Stockholders' Equity (Deficit) for the years ended March 31, 2008 and 2007

Statements of Cash Flows for the years ended March 31, 2008 and 2007

Notes to the Financial Statements

Stark Schenkein, LLP

BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2008 and 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2008 and 2007, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

StartSchenkein, LLP

Denver, Colorado

November 29, 2010

Nation Energy, Inc.
Balance Sheets

ASSETS

	March 31,
	2008	2007

Current assets:
Cash	$ 46,852	$ 15,131
Accounts receivable	745,819	322,627
Prepaid expenses	5,000	192,088
Total current assets	797,671	529,846

Oil and gas properties, net - full cost method	899,819	964,703

	$ 1,697,490	$ 1,494,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 920,096	$ 876,909
Accounts payable and accrued expenses - related party	311,251	75,288
Loans payable - related party	1,032,109	781,425
Total current liabilities	2,263,456	1,733,622

Asset Retirement Obligation	4,790	3,040

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit)	(7,259,277)	(7,054,120)
Accumulated comprehensive loss:
Foreign currency translation	(195,879)	(72,393)
	(570,756)	(242,113)

	$ 1,697,490	$ 1,494,549

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Operations

	For the Year Ended
	March 31,
	2008	2007

Revenue:	$ 266,037	$ 263,651
Direct expenses:
Royalties	12,615	7,063
Operating	91,180	106,738
Depletion, depreciation and amortization	119,578	125,763
	223,373	239,564

Operating income	42,664	24,087

General and administrative	91,422	120,215

(Loss) before other income (expense)	(48,758)	(96,128)

Other income (expense)
Interest expense	(166,729)	(123,873)
Miscellaneous income	9,394	-
Interest income	936	2,329

Net (loss)	(205,157)	(217,672)

Foreign currency translation (loss)	(123,486)	(9,472)

Comprehensive (loss)	$ (328,643)	$ (227,144)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statement of Changes in Stockholders' (Deficit)

Common Stock			Additional	Accumulated		Total
Number of			Paid-in	Comprehensive	Accumulated	Stockholders'
Shares		Amount	Capital	Income (loss)	(Deficit)	(Deficit)

Balance March 31, 2006	16,020,000	$ 16,020	$ 6,868,380	$ (62,921)	$ (6,836,448)	$ (14,969)

Comprehensive income (loss)	-	-	-	(9,472)	-	(9,472)

Net (loss)	-	-	-	-	(217,672)	(217,672)

Balance at March 31, 2007	16,020,000	$ 16,020	$ 6,868,380	$ (72,393)	$ (7,054,120)	$ (242,113)

Comprehensive income (loss)	-	-	-	(123,486)	-	(123,486)

Net (loss)	-	-	-	-	(205,157)	(205,157)

Balance at March 31, 2008	16,020,000	$ 16,020	$ 6,868,380	$ (195,879)	$ (7,259,277)	$ (570,756)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Statements of Cash Flows

	For the Year Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss)	$ (205,157)	$ (217,672)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and depreciation	119,578	125,763
Increase in loan payable due to foreign currency translation	99,226	-
Changes in working capital:
(Increase) in accounts receivable	(423,192)	(260,546)
Decrease (increase) in prepaid expenses	187,088	(175,528)
Increase in accounts payable	43,185	726,280
Increase in accounts payable - related party	235,963	49,024
Net cash provided by (used in) operating activities	56,693	247,321

Cash flows from investing activities:
(Additions) to oil and gas properties	(52,945)	(234,398)
Net cash (used) in investing activities	(52,945)	(234,398)

Cash flows from financing activities:
Proceeds from loan payable - related party	151,458	-
Payments on loan payable - related party	-	(46,976)
Net cash provided by (used in) financing activities	151,458	(46,976)

Effect of currency rate change	(123,486)	(9,472)

Net increase (decrease) in cash	31,721	(43,525)

Beginning balance, cash	15,131	58,655

Ending balance, cash	$ 46,852	$ 15,131

Supplemental cash flow information:

Cash paid for interest	$ -	$ 78,106

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

Notes to Financial Statements

March 31, 2008 and 2007

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of $(7,259,277), has a working capital deficit of $(1,465,784) and is reliant on raising capital to implement its business plan.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.  As of March 31, 2008, the Company has not capitalized any internal costs.

Expenditures that are considered unlikely to be recovered are written off.  On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment.  The current oil and gas exploration and development activities are considered to be in the production stage.

The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees.    Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the units-of-production method based on proved oil and gas reserves.  During the years ended March 31, 2008 and 2007, the Company recognized depletion, depreciation and amortization expense of $119,578 and $125,763, respectively.

Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada, and from such date is considered a shell company (see Note 10).

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

The Company obtained an independent reserve report for the years ended March 31, 2008 and 2007 which indicated the carrying value of the oil and gas properties did not exceed their net realizable value.  At March 31, 2006, the Company recorded a reserve for impairment of $555,085.  No further impairment was needed at March 31, 2008 and 2007.

Other Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2008 and 2007, the only components of comprehensive (loss) were foreign currency translation adjustments.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”, SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement did not have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement did not have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosure about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities.  SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of this statement did not have a material effect on our company’s financial statements.

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

In December 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. These disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. Adoption will not have a material impact on our financial position, results of operations and financial disclosures, as we disposed of our oil and gas interests effective June 1, 2008 (see Note 10).

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC topic “Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162.  This standard establishes only two levels of GAAP, authoritative and non-authoritative.  This ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009, did not have any impact on its financial statements other than to modify certain existing disclosures.

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

In September 2009, the FASB issued ASU 2009-06,, “Income Taxes” (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Non-public Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  This update is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on the Company’s financial position and results of operations since it provides only implementation and disclosure amendments.

 In September 2009, the FASB issued ASU 2009-07, “Technical Corrections to SEC Paragraphs”.  This corrected various SEC paragraphs in response to comment letters.  The adoption of ASU 2009-07 did not have material impact on our financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In December 2009, the FASB issued ASU 2010-06 “Fair Market Value Measurements and Disclosures” (Topic 820) “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

 In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements in the SEC’s “Modernization of Oil and Gas Reporting: Final Rule”. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements as we disposed of our oil and gas interests effective June 1, 2008 (see Note 10).

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs“. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”. This will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  Adoption did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-12, “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010. FASB ASC topic 740, “Income Taxes”, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and will not have a significant impact on the Company's financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada (see Note 10).

In May 2010, the FASB issued ASU 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R) , “Business Combinations” (ASC 805), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).   The provisions of ASU 2010-21 did not have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3.  Oil and Gas Properties

On November 21, 2001, the Company entered into a farm-in agreement (the “Farm-in”) with Olympia Energy Inc. (succeeded by Churchill Energy Inc) under which the Company shared the development costs and revenues for a natural gas project in the Smoky area near Grande Prairie, Alberta, Canada (the “Bolton Prospect”), which encompasses 5,760 acres.  Under the terms of the Farm-in, the Company was to fund 25% of the costs of exploration and development and earn a 15% interest after payout on the Bolton Prospect.

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

On January 10, 2005, the Company entered into a farm-in agreement with Netco Energy Inc. (“Netco”) under which Netco was to pay 100% of the costs related to the Company’s 15% working interest in the exploration and development of an exploratory well to earn 60% of the Company’s interest in two sections of land in the Bolton area of Alberta.  Netco was to earn a 9% interest, after payout, in the well and the well spacing unit and one additional section of land.

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

2008

2007

Exploration

$2,124,728

$2,124,728

Development

2,045,299

1,992,534

Asset Retirement Obligation Costs

3,085

3,085

Less: Impairment

(2,925,987)

(2,925,987)

1,247,125

1,194,360

Accumulated Depletion, Depreciation

      and Amortization

   (347,306)

   (229,657)

Oil and Gas Properties

Proven

$   899,819

$   964,703

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

The Company estimates the total undiscounted amount of cash flows required to settle its asset retirement obligations is approximately $17,000.  The majority of the costs will be incurred after 2020.  An inflation factor of 1.5% has been applied to the estimated assets retirement cost.  A credit-adjusted, risk-free rate of 10% was used to calculate the fair value of the asset retirement obligations.

The asset retirement obligation liability is as follows:

Balance, March 31, 2007

$ 3,040

Liabilities incurred

Nil

Accretion expense

1,750

Balance, March 31, 2008

$4,790

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

The changes in the outstanding stock options during the years ended March 31, 2008 and March 31, 2007 are summarized as follows:

	March 31, 2008		March 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of period	75,000	$0.10	75,000	$0.10
Granted	Nil		Nil
Exercised	Nil		Nil
Expired	(75,000)	$0.10	-
End of period	-		75,000	$0.10

AT MARCH 31, 2008, THERE WERE NO OPTIONS OUTSTANDING.  THE OPTIONS EXPIRED ON FEBRUARY 26, 2008.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2008		2007
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2008		2007
Deferred tax assets:
Net operating loss carryforwards		$$1,874,000		$$1,804,000

Less valuation allowance		(1,874,000)		(1,804,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

The net operating loss carryforward will expire through 2027.  The deferred tax asset has been fully reserved at March 31, 2008.  The change in the valuation allowance during the year ended March 31, 2008 was $70,000.

Note 7.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  Total expenses recognized under this agreement for the years ended March 31, 2008 and 2007 were $50,760 and $51,000, respectively.

(b) Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars.  As of March 31, 2008, the balance of the loan payable was CDN $1,060,905 (US $1,032,109).

Note 8.  Disclosures about Oil and Gas Producing Activities

Oil and Gas Operations

The following table sets forth the revenue and direct cost information relating to the Company’s oil and gas production activities for the years ended March 31, 2008 and 2007:

	2008	2007

Production revenues	$ 266,037	$ 263,651

Direct operating expenses
Royalties	12,615	7,063
Operating expenses	91,180	106,738
Depletion and depreciation	119,578	125,763
Results of operations	$42,664	$24,087

Amortization rate per boe	$ 18.93	$ 10.37

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities:

	2008	2007

Property acquisition	$ Nil	$ Nil
Exploration	Nil	Nil
Development	52,945	234,398
	52,945	234,398
Asset retirement obligation costs	3,085	3,085
Costs incurred	$ 57,735	$ 237, 483

Capitalized Costs

The following table sets forth the capitalized costs and associated depletion and depreciation, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

	2008	2007

Unproved properties	$ Nil	$ Nil
Proved properties	1,247,125	1,194,360
Less: Accumulated depletion,
depreciation and amortization	347,306	29,657
	$ 899,819	$ 964,703

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

The following table illustrates the Company’s net proved reserves, including changes, and proved developed reserves, as estimated by independent petroleum engineers:

Proved Developed Oil and Gas Reserves

	March 31, 2008	March 31, 2007
	Oil (Mbbls)	Oil (Mbbls)
Balance beginning of the year	1.1	2.9
Revisions of previous estimates	Nil	(.9)
Extensions, discoveries and other additions Production	0.8 (0.4)	Nil (0.9)
Balance end of the year	1.5	1.1

	March 31, 2008	March 31, 2007
	Gas	Gas
	(MMcf)	(MMcf)

Balance beginning of the year	310.0	466.0
Revisions of previous estimates	Nil	(114.4)
Extensions, discoveries and other additions Production	90.5 (34.5)	Nil (41.6)
Balance end of the year	366.0	310.0

Standardized Measure of Discounted Future Net Cash Flows

	March 31, 2008	March 31, 2007
	$000s	$000s
Future cash inflows	$5,886	$2,516
Future production costs	(1,147)	(1,329)
Future development costs	Nil	Nil
Future income tax expenses	Nil	Nil
Future net cash flows 10% annual discount for Estimated timing of cash flows	4,739 (589)	1,187 (587)
	$ 4,150	$ 600

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

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel (see Note 7).  The agreement provides for administrative services, office rent and supplies for US$7,865 per month.

Effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month.

The Company has evaluated all subsequent transactions from the balance sheet date through the date of issuance of this report, and has determined that all material subsequent events have been disclosed above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2008, including the remedial actions discussed below, we have concluded that, as of March 31, 2008, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

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

Management’s annual report on internal control over financial reporting

 Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of March 31, 2008.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2008, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected;

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Annual Compensation			Long Term Compensation(1)		Pay-outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Under Options/SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
John Hislop(2) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	$50,760(3) $51,000(3) $51,360(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(3)  On March 31, 2008, a verbal arrangement was effective with Mr. Hislop to receive remuneration in the amount of $4,230 per month for services, office rent, administration and supplies. During the fiscal year ended March 31, 2007 Mr. Hislop received $4,250 per month and for the fiscal year ended March 31, 2006 he received $4,280.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2008.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2008.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2008.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2008.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November, 2010 there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Common	John Hislop (3) 1589 Marpole Avenue Vancouver, BC, Canada V6J 2R9	10,003,500 Direct	62.44%
Common	All Directors and Officers as a class (1)	10,003,500	62.44%
5% Stockholders
Common	John Hislop (3) 1589 Marpole Avenue Vancouver, BC, Canada V6J 2R9	10,003,500 Direct	62.44%
Common	Jeffery Taylor 401-325 Howe Street Vancouver, BC, Canada V6C 1Z7	920,000 Direct	5.74%

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

We receive administrative services and back office support under a formal written management services agreement with Caravel Management Corp., pursuant to which we are charged 7,865 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  Effective November 1, 2010, the Company revised its agreement with Caravel Management to provide management services for $3,500 per month.  The agreement with Caravel Management Corp. is on a month to month basis.

We have borrowed $781,425 under a loan agreement with Caravel Management Corp.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan in payable in Canadian dollars and is secured by a Promissory Note.

During the year ended March 31, 2008, we borrowed an additional CDN $160,000 (US$151,458) and together with interest the balance of the loan and accrued interest was CDN $1,314,101 (US$1,278,433).  During the year ended March 31, 2009 we paid a total of CDN $985,655 (US $782,142) and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $477,175 (US $378,650).  During the year ended March 31, 2010 we paid an additional CDN $20,000 (US $19,693) with accrued interest brought the total loan balance to CDN $534,658 (US $526,445) at March 31, 2010.

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

The board is also responsible for:

·

Selecting and assessing members of the Board;

·

Choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

·

Reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

·

Adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

·

Ensuring the integrity of our company’s internal control and management information systems;

·

Approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

·

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2008 and 2007 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007
Audit Fees	$24,086	$18,631
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$24,086	$18,631

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various filings in arrears filed earlier in 2008.  The fees recorded in the above noted table may not reflect the fees charged for that period due to the various filings that are in arrears, the figures in the table reflect all fees billed, not accrued, for reporting period.  “Audit-related-fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.  “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by StarkSchenkein LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining StarkSchenkein LLP as auditors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number and Description

(3)

Articles of Incorporation/Bylaws

3.4

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.5

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Quarterly Report on Form 10-qSB filed with the Securities and Exchange Commission on August 19, 2003)

3.6

Amended & Restated Bylaws (Wyoming) (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003)

3.7

Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

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

10.4

Demand Promissory Note issued to Caravel Management Corp., dated March 31, 2006 (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

10.5

Petroleum, Natural Gas and Related Rights Conveyance dated September 18, 2008 between Nation Energy Inc., Netco Energy Inc. and EnCana Oil & Gas Partnership (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008).

10.6

Termination Agreement dated September 26, 2008 between Nation Energy Inc., and EnCana Oil and Gas Partnership (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

10.7

Management Services Agreement dated January 1, 2009 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

10.8*

Management Services Agreement dated November 1, 2010 between Nation Energy Inc. and Caravel Management Corp.

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

By: “John R Hislop”
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:    December 2, 2010

paration of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected;

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	57	June 4, 1999

Summary Background