Form 10-Q
period 2008-03-30
NATION ENERGY INC
filed 2011-01-03
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of January 3, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2008 (unaudited) and March 31, 2008

Condensed Statements of Operations for the Three Months Ended June 30, 2008 and 2007 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2008 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2008 and 2007 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2008 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended June 30, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	March 31,
	2008	2008
	(Unaudited)

Current assets:
Cash	$ 46,900	$ 46,852
Accounts receivable	1,239,877	745,819
Prepaid expenses	5,000	5,000
Total current assets	1,291,777	797,671

Oil and gas properties, net - full cost method	-	899,819

	$ 1,291,777	$ 1,697,490

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 56,418	$ 920,096
Accounts payable and accrued expenses - related party	376,521	311,251
Loans payable - related party	1,041,533	1,032,109
Total current liabilities	1,474,472	2,263,456

Asset retirement obligation	-	4,790

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(7,259,277)
Accumulated (deficit) during the development stage	(20,229)	-
Accumulated comprehensive (loss):
Foreign currency translation	(207,152)	(195,879)
	(182,695)	(570,756)

	$ 1,291,777	$ 1,697,490

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2008	June 30, 2007	to June 30, 2008

Revenue:	$ 100,371	$ 56,103	$ -

Direct expenses:
Royalties	6,023	6,079	-
Operating	59,926	13,433	-
Depletion, depreciation and amortization	-	17,054	-
	65,949	36,566	-

Operating income	34,422	19,537	-

General and administrative	12,546	15,830	5,705

Income (loss) before other income (expense)	21,876	3,707	(5,705)

Other income (expense)
(Loss) on sale of properties	(46,899)	-	-
Gain on relief of debt	480,507	-	-
Interest (expense)	(56,302)	(34,012)	(14,569)
Miscellaneous income	-	9,394	-
Interest income	152	206	45

Net income (loss)	399,334	(20,705)	(20,229)

Foreign currency translation gain (loss)	(11,272)	(83,330)	162

Comprehensive gain (loss)	$ 388,062	$ (104,035)	$ (20,067)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000
Net income (loss) per common share - basic and diluted	$ 0.03	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Cash Flows
(A Development Stage Company)
(Unaudited)
			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2008	June 30, 2007	to June 30, 2008

Cash flows from operating activities:
Net income (loss)	$ 399,334	$ (20,703)	$ (20,229)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and depreciation	-	17,054	-
Loss on sale of properties	46,899	-	-
(Gain) on relief of debt	(480,507)	-	-
Changes in working capital:
(Increase) decrease in accounts receivable	-	(74,272)	30,429
Decrease in prepaid expenses	-	25,756	-
Increase in accounts payable and accrued expenses	36,171	38,432	746
Increase (decrease) in accounts payable - related party	9,424	53,987	(12,169)
Net cash provided by operating activities	11,321	40,254	(1,223)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cashflows from financing activities:	-	-	-
Net cash provided by financing activities	-	-	-

Effect of currency rate change gain (loss)	(11,273)	(17,563)	162

Net increase in cash	48	22,691	(1,061)

Beginning balance, cash	46,852	15,131	47,961

Ending balance, cash	$ 46,900	$ 37,822	$ 46,900

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ (1,239,877)	$ -	$ -
Accounts receivable given up pursuant to sale of properties	$ 745,819	$ -	$ -
Oil and gas properties sold	$ 899,819	$ -	$ -
Accounts payable relieved pursuant to sale of properties	$ (839,369)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2008.

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($20,229).

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs“. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on our financial statements.

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

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R) , “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).   The provisions of ASU 2010-21 did not have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses from inception through June 1, 2008 of ($6,839,714) and further losses of ($20,229) since re-entering the development stage.  The Company has working capital and stockholders’ (deficits) of ($182,695) at June 30, 2008, and ($1,465,785) at March 31, 2008. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill Area of Alberta, Canada and as is now considered a shell company (see Note 7).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the three months ended June 30, 2008 and 2007 were $12,600 and $12,720, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of June 30, 2008, the balance of the loan and accrued interest payable was CDN $1,363,245 (US$1,338,351).

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements have been disclosed below.

a)

On September 18, 2008 the Company entered into, jointly with Netco Energy, a Sale and Purchase Agreement with EnCana Oil and Gas (“EnCana”) to sell their assets in the Smoky Area of Alberta for a total net price of CDN $1,600,000.  The transaction was arm’s length and was effective June 1, 2008.  The Company’s net proceeds from the sale amounted to CDN $1,102,939 (US $1,096,211). In connection with the sale, net assets of $899,819 were sold, intercompany accounts receivable and payable of $745,819 and $839,369, respectively, were offset in the calculation. After other adjustments for debt re-allocation, GST tax accrual and operating expenses, the Company reported a gain on the relief of debt of $480,507 and a (loss) on the sale of the property of $(46,899).

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

d)

On November 1, 2010, the Company revised its written agreement with Caravel.  The agreement now provides for administrative services, office rent and supplies for $3,500 per month.

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

•

mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

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

•

other risks and uncertainties related to our prospects, properties and business strategy; and

•

The Company is categorized as a “shell company” as that term is used in the Commission’s roles

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

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana in consideration of which EnCana paid CDN $1,116,899 to Nation and CDN $515,099 to Netco.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,102,939 (US $1,096,211).

The proceeds of the sale of the Bolton Property on September 18, 2008, were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905.  Caravel Management Corp. is a private management services company wholly-owned by our sole director and officer.  As of November 30, 2010, the remaining principal and accrued interest due to Caravel totalled CDN $662,291 (US $645,131).

We currently have no business and operates as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the three month period ended June 30, 2008, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS – Three Month Summary

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2008, which are included herein.

Our operating results for the three months ended June 30, 2008, for the three months ended June 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Difference Increase/(Decrease) %
Revenue	$100,371	$56,103	78.9%
Depletion, depreciation and amortization	$Nil	$17,054	(100)%
General and administrative	$12,546	$15,830	(20.7)%
Interest expense	$56,302	$34,012	65.5%
Oil and gas operating expenses	$59,926	$13,433	346.1%
Royalties	$6,023	$6,079	(0.9)%
Foreign currency translation loss	$11,273	$83,330	(86.5)%
Interest income	$152	$206	(26.2)%
Miscellaneous income	$Nil	$9,394	(100)%
Net income (loss)	$399,334	$(20,705)	2,028.7%

We generated net income of $399,334 for the three months ended June 30, 2008 compared to a net loss of ($20,705) for the three months ended June 30, 2007.  Net income per common share for the three months ended June 30, 2008 was $0.02 compared to $Nil per common share for the three months ended June 30, 2007.  The income was primarily a result of a gain on the sale of our oil and gas properties.

Revenues increased to $100,371 for the three months ended June 30, 2008 from $56,103 for the three months ended June 30, 2007. The increase in revenues paid was partly due to revenue credits and adjustments recalculated from prior periods.

Royalty expense of $6,023 at June 30, 2008 decreased slightly from royalty expenses of $6,079 for the three months ended June 30, 2007. Operating expenses increased to $59,926 for the three months ended June 30, 2008 from $13,433 for the same period in 2007.  The increase was due in part to adjustments for operating expenses recalculated from prior periods.

No depletion, depreciation and amortization expenses were booked for the three months ended June 30, 2008 compared to $17,054 for the three months ended June 30, 2007, since our oil and gas properties were sold effective June 1, 2008.

Interest expense for the three months ended June 30, 2008 totalled $56,302 compared to $34,012 for the three months ended June 30, 2007.  The increase reflected higher loan balances in the quarter ended June 30, 2007.

We reported a foreign currency translation loss of ($11,273) for the three months ended June 30, 2008 compared to a loss of  ($83,330) during the first quarter in fiscal 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Difference Increase/(Decrease) %
Administration fees	$12,600	$12,720	(0.9)%
Legal fees	$147	$118	24.6%
Office & MIS	$2,281	$1,055	116.2%
Transfer Agent & Filing Fees	$Nil	$37	(100)%
Miscellaneous	($4,482)	$Nil	(100%)
Accounting	$2,000	$1,900	5.3%
Total Expenses	$12,546	$15,830	(20.7)%

General and administrative expenses decreased to $12,546 for the first quarter in fiscal 2009 from $15,830 in fiscal 2008.  General expenses included a slight decrease in administration fees from $12,720 to $12,600 for the first quarter in fiscal 2009.  Office and Management Information System fees rose from $1,055 in the first quarter of fiscal 2008 to $2,281 in the first quarter ended June 30, 2008.    Legal fees increased to $147 at June 30, 2008 from $118 in the three months ended June 30, 2007.  Filing fees and transfer agent fees fell to $Nil as a result of fewer filings completed during the three months ended June 30, 2008 compared to $37 in the prior first quarter ended June 30, 2007. Miscellaneous expense decreased from $Nil to ($4,482) due to the nominal effect of including a portion of the foreign currency loss in general and administrative expenses.

Liquidity and Financial Condition

Working Capital

	June 30, 2008	March 31, 2008
Current Assets	$1,291,777	$797,671
Current Liabilities	$1,474,472	$2,263,456
Working Capital (Deficiency)	$(182,695)	$(1,465,785)

Cash Flows

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Cash flows provided by Operating Activities	$11,321	$40,254
Cash flows provided by Investing Activities	$Nil	$Nil
Cashflows from financing activities	$Nil	$Nil
Effect of exchange rate changes on cash	($11,273)	$(17,563)
Net increase in Cash	$48	$22,691

Operating Activities

Net cash provided by  operating activities was $11,321 in the three months ended June 30, 2008 compared with net cash provided by operating activities of $40,254 in the same period in 2007.  The decrease in cash provided by operating activities of ($28,933) is mainly attributed to a (loss) on the sale of properties of ($46,899) offset against a gain on relief of debt of $480,507 and an increase in accounts payable of $36,171.   Additionally operating income increased to $399,334 in the three month period ended June 30, 2008 compared to a (loss) of ($20,703) over the three months ended June 30, 2007.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note. The balance of the loan plus accrued interest, was US $1,338,352 at June 30, 2008, and was no activity during the quarter then ended.

During the year ended March 31, 2009 we paid a total of CDN $985,655 (US$782,142) and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $477,175 (US$378,650).  During the year ended March 31, 2010 we paid an additional CDN $20,000 (US$19,693) with accrued interest brought the total loan balance to CDN $534,658 (US$526,445) at March 31, 2010. The loan balance with accrued interested totalled CDN $662,291(US $645,131) at November 30, 2010.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash provided by operating activities for the three month period ended June 30, 2008 totalled $11,321 versus net cash provided by operating activities of $40,254 for the three month period ended June 30, 2007.   Cash balances totalled $46,900 at June 30, 2008 compared to $46,852 at March 31, 2008.

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

During the three months ended June 30, 2008 and June 30, 2007 we neither paid down nor borrowed additional funds.   The balances outstanding under the loan agreement totalled $1,338,351 at June 30, 2008 versus an aggregate of $958,214 at June 30, 2007.  At June 30, 2010 the balance of the principal and accrued interest was CDN $566,652 (US $534,275).

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of November 30, 2010, we had cash of CDN $ 2,816 (US $2,743).  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as of March 31, 2008.  Accordingly, we realized limited revenues and profit from our operations.  On September 18, 2008 we sold all our interests in the properties, effective June 1, 2008.  We currently have no business and operate as a shell company.  Any profitability in the future will be dependent upon acquiring a new business opportunity.

The Company is categorized as a “shell company” as that term is used in the Commission’s rules.

The Commission’s rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and will likely increase the costs of registration compliance following the completion of a business combination.

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

10.4

Demand Promissory Note issued to Caravel Management Inc., dated March 31, 2006 (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 16, 2010).

10.5

Petroleum, Natural Gas and Related Rights Conveyance dated September 18, 2008 between Nation Energy Inc., Netco Energy Inc. and EnCana Oil & Gas Partnership (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008).

10.6

Termination Agreement dated September 26, 2008 between Nation Energy Inc., and EnCana Oil & Gas Partnership (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 16, 2010).

10.7

Management Services Agreement dated January 1, 2009 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 16, 2010).

10.8

Management Services Agreement dated November 1, 2010 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on December 2, 2010).

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

By:
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:    January 3, 2011

CERTIFICATIONS

Exhibit 31.1

I, John Hislop, certify that:

1.  I have reviewed this Form 10-Q of Nation Energy Inc.

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and reporting financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: January 3, 2011

"John R. Hislop"

_______________________________
John Hislop, President and Secretary
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer of Nation Energy Inc.(“the Company”) hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2008 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 3, 2011

"John R. Hislop"
John Hislop
President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer
Nation Energy Inc.

pt; font-family:Calibri; font-size:9pt">As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and financial officer, to allow timely decisions regarding required disclosure.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:  (i) lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such estimates, projections or other &