Form 10-Q
period 2008-09-30
NATION ENERGY INC
filed 2011-01-05
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of January 5, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008

Condensed Statements of Operations for the Three and Six Months Ended September 30, 2008 and 2007 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2008 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2008 and 2007  and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2008 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended September 30, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	March 31,
	2008	2008
	(Unaudited)

Current assets:
Cash	$ 980,673	$ 46,852
Accounts receivable	250,867	745,819
Prepaid expenses	5,000	5,000
Total current assets	1,236,540	797,671

Oil and gas properties, net - full cost method	-	899,819

	$ 1,236,540	$ 1,697,490

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 60,175	$ 920,096
Accounts payable and accrued expenses - related party	429,773	311,251
Loans payable - related party	1,000,948	1,032,109
Total current liabilities	1,490,896	2,263,456

Asset retirement obligation	-	4,790

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(7,259,277)
Accumulated (deficit) during the development stage	(93,735)	-
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(205,307)	(195,879)
	(254,356)	(570,756)

	$ 1,236,540	$ 1,697,490

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					June 1, 2008
	For the Three Month Period Ended		For the Six Month Period Ended		(Inception of
	September 30	September 30	September 30	September 30	Development Stage)
	2008	2007	2008	2007	to September 30, 2008

Revenue:	$ -	$ 56,986	$ 100,371	$ 113,089	$ -
Direct expenses:
Royalties	-	(16,471)	6,023	(10,392)	-
Operating	-	27,698	59,926	41,129	-
Depletion, depreciation and amortization	-	17,670	-	34,724	-
	-	28,897	65,949	65,461	-

Operating income	-	28,089	34,422	47,628	-

General and administrative	24,449	21,021	36,994	36,851	30,154

Income (loss) before other income (expense)	(24,449)	7,068	(2,572)	10,777	(30,154)

Other income (expense)
(Loss) on sale of properties	-	-	(46,899)	-	-
Gain on relief of debt	-	-	480,507	-	-
Interest (expense)	(49,215)	(39,927)	(105,517)	(73,939)	(63,783)
Miscellaneous income	-	-	-	9,394	-
Interest income	157	181	309	387	202
	(49,058)	(39,746)	328,400	(64,158)	(63,581)

Net income (loss)	(73,507)	(32,678)	325,828	(53,381)	(93,735)

Foreign currency translation gain (loss)	1,845	(72,658)	(9,428)	(155,988)	2,007

Comprehensive income (loss)	$ (71,662)	$ (105,336)	$ 316,400	$ (209,369)	$ (91,729)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ 0.02	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Six Month Period Ended		(Inception of
	September 30,	September 30,	Development Stage)
	2008	2007	to September 30, 2008

Cash flows from operating activities:
Net income (loss)	$ 325,828	$ (53,381)	$ (93,735)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and depreciation	-	34,724	-
Loss on sale of properties	46,899	-	-
(Gain) on relief of debt	(480,507)	-	-
Changes in working capital:			-
(Increase) decrease in accounts receivable	48,313	(315,017)	78,742
Decrease in prepaid expenses	-	187,088	-
Increase (decrease) in accounts payable	93,180	(84,193)	4,503
Increase (decrease) in accounts payable and accrued expenses - related party	(31,161)	115,288	498
Net cash provided by (used in) operating activities	2,552	(115,491)	(9,992)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	940,697	-	940,697
Net cash provided by investing activities	940,697	-	940,697

Cash flows from financing activities:
Proceeds from loan payable - related party	-	151,458	-
Net cash provided by financing activities	-	151,458	-

Effect of currency rate change gain (loss)	(9,428)	(31,877)	2,007

Net increase in cash	933,821	35,968	932,712

Beginning balance, cash	46,852	15,131	47,961

Ending balance, cash	$ 980,673	$ 51,099	$ 980,673

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ (1,239,877)	$ -	$ -
Accounts receivable given up pursuant to sale of properties	$ 745,819	$ -	$ -
Oil and gas properties sold	$ 899,819	$ -	$ -
Accounts payable relieved pursuant to sale of properties	$ (839,369)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($93,735).

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

In December 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. These disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. Adoption did not have a material impact on our financial position, results of operations and financial disclosures, as we disposed of our oil and gas interests effective June 1, 2008.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”. This will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  Adoption did not have a material effect on our financial statements.

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

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and did not have a significant impact on the Company's financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada (see Note 7).

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses from inception through June 1, 2008 of ($6,839,714) and further losses of ($93,735) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($254,356) at September 30, 2008, and ($1,465,784) at March 31, 2008. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

On September 18, 2008, the Company entered into, jointly with Netco Energy, a Sale and Purchase Agreement with EnCana Oil and Gas (“EnCana”) to sell their assets in the Smoky Area of Alberta for a total net price of CDN $1,600,000.  The net proceeds from the sale amounted to CDN $1,102,939 (US $1,096,211).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the six months ended September 30, 2008 and 2007 were $25,200 and $25,440, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of September 30, 2008, the balance of the loan and accrued interest payable was CDN $1,414,787 (US $1,334,830) compared to CDN $1,220,581 (US $1,216,081) at September 30, 2007.

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements have been disclosed below.

a)

On October 16, 2008 and November 18, 2008 the Company repaid a portion of the Demand Note in the amounts of CDN $545,000 (US $505,847) and CDN $420,000 (US $397,201) respectively.

b)

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel. The agreement now provides for administrative services, office rent and supplies for $7,865 per month.

c)

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905 (US $840,464).  Caravel Management Corp, is a private management services company wholly-owned by our sole director and officer.  As of September 30, 2008, the remaining principal and accrued interest due to Caravel totalled CDN $1,414,787 (US $1,334,830). As of November 30, 2010, our balance due to Caravel under this obligation was CDN $662,291 (US $645,131).

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the six month period ended September 30, 2008, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2008, which are included herein.

Operations for the prior period ended September 30, 2007 included information relating to our oil and gas property interests.  No information relating to oil and gas results or operations is included in the three months ended September 30, 2008 as the properties were sold effective June 1, 2008.

Our operating results for the three months ended September 30, 2008, for the three months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Difference Increase/(Decrease) %
Revenue	$Nil	$56,986	(100)%
Depletion, depreciation and amortization	$Nil	$17,670	(100)%
General and administrative	$24,449	$21,021	16.3%
Interest expense	$49,215	$39,927	23%
Oil and gas operating expenses	$Nil	$27,698	(100)%
Royalties	$Nil	$(16,471)	(100)%
Foreign currency translation gain (loss)	$1,845	$(72,658)	(103)%
Interest income	$157	$181	(13)%
Net (loss)	$(73,507)	$(32,678)	125%

We generated a net loss of ($73,507) for the three months ended September 30, 2008 compared to a net loss of ($32,678) for the three months ended September 30, 2007.  Net loss per common share for the three months ended September 30, 2007 was $Nil per common share for the three months ended September 30, 2008 and $Nil per common share September 30, 2007.

Revenues decreased for the three months ended September 30, 2008 to $Nil compared to revenues of $56,986 for the three months ended September 30, 2007. Royalty expense adjustments totalled $Nil for the quarter ended September 30, 2008 compared to royalties credits of ($16,471) for the three months ended September 30, 2007.  Operating expense adjustments were $Nil for the three months ended September 30, 2008 from $27,698 for the same period in 2007. There were no revenues or related expenses for the three months ended September 30, 2008, due to the sale of our oil and gas properties effective June 1, 2008.

No depletion, depreciation or amortization expense was recorded for the three months ended September 30, 2008 compared to $17,670 for the three months ended September 30, 2007, since our oil and gas properties were sold effective June 1, 2008.   Interest expense for the three months ended September 30, 2008 totalled $49,215 compared to $39,927 for the three months ended September 30, 2007.  The increase reflected higher loan balances in the quarter ended September 30, 2008.

We reported foreign currency translation gains of $1,845 for the three months ended September 30, 2008 compared to a translation loss of ($72,658) during the three month period ended September 30, 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Difference Increase/(Decrease) %
Administration fees	$12,600	$12,720	(.9)%
Legal fees	$787	$2,459	(67.9)%
Office & MIS	$625	$728	(14.2)%
Transfer Agent & Filing Fees	$3,215	$Nil	100%
Accounting	$4,600	$2,200	109.1%
Consulting Fees	$3,186	$2,914	9.3%
Foreign Exchange (loss)	$(565)	$Nil	100%
Total Expenses	$24,449	$21,021	16.3%

General and administrative expenses increased to $24,449 for the three months ended September 30, 2008 from $21,021 in fiscal 2008.  General expenses included administration fees amounting to $12,600 for the three months ended September 30, 2008 compared to $12,720 for the three months ended September 30, 2007.  Office and Management Information System fees decreased from $728 in the quarter ended September 30, 2007 to $625 in the same period ended September 30, 2008.    Legal fees decreased to $787 for the three months ended September 30, 2008 from $2,459 in the three months ended September 30, 2007.  Filing fees and transfer agent fees rose to $3,215 for the three months ended September 30, 2008 compared to $Nil in the same period ended September 30, 2007.  Consulting fees rose to $3,186 in the period ended September 30, 2008 from $2,914 for the same period in 2007.  Accounting fees also increased due in part to more completed financial statement filings in the period.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2008, which are included herein.

Operations for the prior period ended September 30, 2007 included six months operating information relating to our oil and gas property interests.  Operations for the current period included only two months of oil and gas operating information, April and May 2008 as the properties were sold effective June 1, 2008.

Our operating results for the six months ended September 30, 2008, for the six months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	Difference Increase/(Decrease) %
Revenue	$100,371	$113 089	(11.3)%
Depletion, depreciation and amortization	$Nil	$34,724	(100)%
General and administrative	$36,994	$36,851	0.4%
Interest expense	$105,517	$73,939	42.7%
Oil and gas operating expenses	$59,926	$41,129	45.7%
Royalty expenses (credits)	$6,023	$(10,392)	157.9%
Foreign currency translation (loss)	$(9,428)	$(155,988)	(94.0)%
Interest income	$309	$387	(20.2)%
Miscellaneous income	$Nil	$9,394	(100)%
Net income (loss)	$325,828	$(53,381)	251.1%

We generated net income of $325,828 for the six months ended September 30, 2008 compared to a net loss of ($53,381) for the six months ended September 30, 2007.  Net income per common share for the six months ended September 30, 2008 was $0.02 compared to $Nil per common share for the six months ended September 30, 2007.  Revenues decreased to $100,371 for the six months ended September 30, 2008 from $113,089 for the six months ended September 30, 2007. The decrease in revenues paid was due to the sale of the oil and gas properties on June 1, 2008.    Royalty expenses of $6,022 were reported for the period ending September 30, 2008 decreasing from a credit for royalties paid of $10,392 for the six months ended September 30, 2007.  Operating expenses increased to $59,926 for the six months ended September 30, 2008 from $41,129 for the same period in 2007.

No depletion, depreciation and amortization expense were recorded for the six months ended September 30, 2008 due to the sale of the oil and gas properties.  Depletion, depreciation and amortization expenses of $34,724 were recorded for the six months ended September 30, 2007.

Interest expense for the six months ended September 30, 2008 totalled $105,517 compared to $73,989 for the six months ended September 30, 2007.  The increase reflected higher loan balances in the six months ended September 30, 2008.

 We reported a foreign currency translation loss of ($9,428) for the six months ended September 30, 2008 compared to a loss of ($155,988) during the same six month period in 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the six month periods are outlined in the table below:

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	Difference Increase/(Decrease) %
Administration fees	$25,200	$25,440	(.9)%
Legal fees	$934	$2,577	(63.8)%
Office & MIS	$2,906	$1,782	(63.1)%
Transfer Agent & Filing Fees	$3,215	$37	8,589.2%
Accounting	$6,600	$4,100	61.0%
Consulting Fees	$3,186	$2,914	9.3%
Foreign Exchange	($5,047)	$Nil	100%
Total Expenses	$36,995	$36,851	0.4%

General and administrative expenses increased slightly to $36,995 for the six months ended September 30, 2008 from $36,851 for the six months ended September 30, 2007.  General expenses included a slight decrease in administration fees from $25,440 to $25,200 for the six month period ended September 30, 2008.  Office and Management Information System fees increased from $1,782 in the six months ended September 30, 2007 to $2,906 in the same period ended September 30, 2008.  Consulting fees increased to $3,186 in the six month period ended September 30, 2008 from $2,914 for the same period in the prior year.  Legal fees decreased to $934 for the six months ended September 30, 2008 from $2,577 in the six months ended September 30, 2007.  Filing fees and transfer agent fees rose to $3,215 for the six months ended September 30, 2008 compared to $37 in the same period ended September 30, 2007.  Accounting fees also increased due to increased filing activity.

Liquidity and Financial Condition

Working Capital

	At September 30, 2008	At March 31, 2008
Current Assets	$1,236,540	$797,671
Current Liabilities	$1,490,895	$2,263,455
Working Capital Deficiency	$(254,356)	$(1,465,784)

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Cash flows provided by (used in) Operating Activities	$2,552	$(115,491)
Cash flows provided by Financing Activities	$940,697	$151,458
Effect of exchange rate changes on cash	$(9,428)	$(31,877)
Net increase in cash	$933,821	$35,968

Operating Activities

Net cash provided by operating activities was $2,280 in the six months ended September 30, 2008 compared with net cash (used in) operating activities of ($115,491) in the same period in 2007.  The increase in cash used in operating activities of 117,771 is mainly attributed to an increase the gain on sale of the oil and gas properties offset by the net income and the decrease in accounts receivable and increase in accounts payable.  Net income for the six months ended September 30, 2008 increased to $325,828 compared to net (loss) of ($53,381) for the six months ended September 30, 2007.

Financing Activities

Net cash provided by financing activities was $Nil in six months ended September 30, 2008 compared to $151,458 provided by financing activities in the same period in 2007.  The difference resulted from a draw on the note of $151,458 during the period ended September 30, 2007.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of September 30, 2008, the balance of the loan and accrued interest payable was $1,334,830 compared to $1,216,081 at September 30, 2007.

After subsequent payments made and additional proceeds granted, along with accrued interest our balance due to Caravel at November 30, 2010 was CDN $662,291 (US $645,131).

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

Net cash provided by operating activities for the six months ended September 30, 2008 totalled $2,552 versus net cash (used in) operating activities of ($115,491) for the six month period ended September 30, 2007.  Cash balances totalled $980,673 at September 30, 2008 compared to $46,852 at March 31, 2008.

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

At November 30, 2010 the balance of the principal and accrued interest was CDN $556,652 (US$534,275).

We have limited operating history.  We can only estimate future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of November 30, 2010, we had cash of US $2,743 (CDN $2,816).  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.8

Management Services Agreement dated November 1, 2010 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on December 2, 2010)

(14)

Code of Ethics

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

Date:    January 5, 2011

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

Date:  January 5, 2011

“John R Hislop
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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2008 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 5, 2011

“John R Hislop”
John Hislop
President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer
Nation Energy Inc.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 960, has been provided to the Company and will  be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.