Form 10-Q
period 2008-12-31
NATION ENERGY INC
filed 2011-01-07
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of January 6, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008

Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2008 and 2007 (unaudited) and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2008 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2008 and 2007 (unaudited) and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2008 (unaudited

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended December 31, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	December 31,	March 31,
	2008	2008
	(unaudited)
Current assets:
Cash	$ 176,246	$ 46,852
Accounts receivable	86,473	745,819
Prepaid expenses	29,386	5,000
Total current assets	292,105	797,671

Oil and gas properties, net - full cost method	-	899,819

	$ 292,105	$ 1,697,490

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 53,237	$ 920,096
Accounts payable and accrued expenses - related party	25,650	311,251
Loans payable - related party	501,719	1,032,109
Total current liabilities	580,606	2,263,456

Asset retirement obligation	-	4,790

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(7,259,277)
Accumulated (deficit) after the development stage	(149,097)	-
Accumulated comprehensive (loss):
Foreign currency translation	(184,090)	(195,879)
	(288,501)	(570,756)

	$ 292,105	$ 1,697,490

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(unaudited)
					June 1, 2008
					(Inception of
	For the Three Month Period ended		For the Nine Month Period ended		Development Stage)
	December 31	December 31	December 31	December 31	to December 30
	2008	2007	2008	2007	2008

Revenue:	$ -	$ 50,765	$ 100,371	$ 163,854	$ -
Direct expenses:
Royalties	-	(6,765)	6,023	(17,158)	-
Operating	-	17,651	59,926	58,782	-
Depletion, depreciation and amortization	-	18,802	-	53,525	-
	-	29,688	65,949	95,149	-

Operating income	-	21,077	34,422	68,705	-

General and administrative	30,077	17,177	67,071	54,028	60,231

Income (loss) before other income (expense)	(30,077)	3,900	(32,649)	14,677	(60,231)

Other income (expense)
(Loss) on sale of properties	-	-	(46,899)	-	-
Gain on relief of debt	-	-	480,507	-	-
Interest expense	(25,908)	(46,704)	(131,425)	(120,642)	(89,691)
Miscellaneous income	-	-	-	9,394	-
Interest income	623	297	932	684	825

Net income (loss)	(55,362)	(42,507)	270,466	(95,887)	(149,097)

Foreign currency translation income (loss)	21,217	(18,687)	11,789	(174,675)	23,224

Comprehensive income (loss)	$ (34,145)	$ (61,194)	$ 282,255	$ (270,562)	$ (125,873)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ 0.02	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			June 1, 2008
	For the Nine Month Period Ended		(Inception of
	December 31,	December 31,	Development Stage)
	2008	2007	to December 31, 2008
Cash flows from operating activities:
Net income (loss)	$ 270,466	$ (95,887)	$ (149,097)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depletion and depreciation	-	53,526	-
Loss on Sale of Properties	46,899	-	-
(Gain) on relief of debt	(480,507)	-	-
Changes in working capital:
(Increase) decrease in accounts receivable	83,383	(322,352)	113,812
Decrease (increase) in prepaid expenses	(24,386)	187,088	(24,386)
Increase (decrease) in accounts payable	(317,881)	(28,986)	(2,435)
Increase (decrease) in accounts payable and accrued expenses - related party	(168,840)	178,510	(541,304)
Net cash (used in) operating activities	(590,866)	(28,101)	(603,410)

Cash flows from investing activities:
Recovery (additions) to oil and gas properties	-	(52,945)	-
Proceeds from sale of properties	1,070,021	-	1,070,021
Net cash provided by (used in) investing activities	1,070,021	(52,945)	1,070,021

Cash flows from financing activities:
Proceeds from loan payable - related party	-	151,458	-
Payments on loan payable - related party	(361,550)	-	(361,550)
Net cash provided by (used in) financing activities	(361,550)	151,458	(361,550)

Effect of currency rate change gain (loss)	11,789	(33,876)	23,224

Net increase in cash	129,394	36,536	128,285

Beginning balance, cash	46,852	15,131	47,961

Ending balance, cash	$ 176,246	$ 51,667	$ 176,246

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ (1,239,877)	$ -
Accounts receivable given up pursuant to sale of properties	$ 745,819	$ -
Oil and gas properties sold	$ 899,819	$ -
Accounts payable relieved pursuant to sale of properties	$ (839,369)	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

December 31, 2008

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($149,097).

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs“. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on its financial statements.

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses from inception through June 1, 2008 of ($6,839,714) and further losses of ($149,097) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($288,501) at December 31, 2008, and working capital and stockholders’ (deficits) of ($1,465,784) and ($570,755), respectively, at March 31, 2008. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

On September 18, 2008, the Company entered into, jointly with Netco Energy, a Sale and Purchase Agreement with EnCana Oil and Gas (“EnCana”) to sell their assets in the Smoky Area of Alberta for a total net price of CDN $1,600,000.  The net proceeds from the sale amounted to CDN $1,102,939 (US$ 1,096,211).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the nine months ended December 31, 2008 and 2007 were $37,800 and $38,160, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of December 31, 2008, the balance of the loan and accrued interest payable was CDN $645,816 (US$527,369) compared to CDN $1,266,729 (US$1,281,984) at December 31, 2007.

On October 16, 2008 and November 18, 2008 the Company repaid a portion of the Demand Note in the amounts of CDN $545,000 (US $505,847) and CDN $420,000 (US $397,201) respectively, including principal and interest.

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

b)

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905 (US $840,464), including principal, interest and accounts payable.  Caravel Management Corp is a private management services company wholly-owned by our sole director and officer.  As of December 31, 2008, the remaining principal and accrued interest due to Caravel totalled US $527,369. As of November 30, 2010, our balance to Caravel under this obligation was CDN $662,291 (US $645,131).

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the nine month period ended December 31, 2008, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2008, which are included herein.

Operations for the prior period ended December 31, 2007 included information relating to our oil and gas property interests.  No information relating to oil and gas results or operations is included in the three months ended December 31, 2008 as the properties were sold effective June 1, 2008.

Our operating results for the three months ended December 31, 2008, for the three months ended December 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Difference Increase/(Decrease) %
Revenue	$Nil	$50,765	(100)%
Depletion, depreciation and amortization	$Nil	$18,802	(100)%
General and administrative	$30,077	$17,177	(75.1)%
Interest expense	$25,908	$46,704	(44.5)%
Oil and gas operating expenses	$Nil	$17,651	(100)%
Royalty expense (credits)	$Nil	$(6,765)	(100)%
Foreign currency translation gain (loss)	$21,217	$(18,687)	213.5%
Interest income	$623	$297	109.8%
Net (loss)	$(55,362)	$(42,507)	30.2%

We generated a net (loss) of ($55,362) for the three months ended December 31, 2008 compared to a net (loss) of ($42,507) for the three months ended December 31, 2007.  Net (loss) per common share for the three months ended December 31, 2008 was $Nil  per common share compared to $Nil per common share for the period ended December 31, 2007.

Due to the sale of our oil and gas properties effective June 1, 2008, revenues decreased to $Nil for the three months ended December 31, 2008 from $50,765 for the three months ended December 31, 2007. The decrease in revenues paid was due to the sale of the oil and gas properties.  No royalty expenses or operation expenses were recorded for the period due to the sale of the properties, compared to royalty credits and operating expenses of $6,765 and $17,651 respectively for the three months ended December 31, 2007.  No depletion, depreciation and amortization expense was recorded for the three months ended December 31, 2008 compared to $18,802 for the three months ended December 31, 2007.

Interest expense for the three months ended December 31, 2008 totalled $25,908 compared to $46,704 for the three months ended December 31, 2007.  The decrease in interest expense reflected lower loan balances in the quarter ended December 31, 2008.

 We reported a foreign currency translation gain of $21,217 for the three months ended December 31, 2008 compared to translation (loss) of ($18,687) during the three month period ended December 31, 2007.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The rise in the value of the Canadian dollar relative to the US dollar during the prior year resulted in a foreign currency translation (loss) primarily as a result of our loans payable being due in Canadian dollars for the period ended December 31, 2007.  During the quarter ended December 31, 2008 the Canadian dollar weakened slightly resulting in a less loss on translation for the period ended December 31, 2008.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Difference Increase/(Decrease) %
Administration fees	$12,600	$12,720	(0.90)%
Legal fees	$6,563	$169	3,783.4%
Office & MIS	$1,466	$1,388	(5.6)%
Accounting	$3,500	$2,900	20.7%

General and administrative expenses increased to $30,077 for the three months ended December 31, 2008 from $17,177 for the three months ended December 31, 2007.  The increase of $13,593 in general and administrative expense was primarily due to a realized gain on foreign exchange of $21,217 in the current period. General expenses included administration fees decreasing slightly to $12,600 for the period ending December 31, 2008 compared to $12,720 for the three month period ended December 31 2007.  Office and Management Information System fees decreased slightly from $1,388 in the quarter ended December 31, 2007 to $1,466 in the same period ended December 31, 2008.  Legal fees increased to $6,563 for the three months ended December 31, 2008 from $169 in the three months ended December 31, 2007.  Accounting fees increased for the period ended December 31, 2008 to $3,500 from $2,900 for the three month period ended December 31, 2007.  The increase in both accounting and legal fees was mainly attributed to an increase in professional fees due to the catch up of our financial statement filings.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2008, which are included herein.

Operations for the prior period ended December 31, 2007 included six months operating information relating to our oil and gas property interests.  Operations for the current period included only two months of oil and gas operating information, April and May 2008, as the properties were sold effective June 1, 2008.

Our operating results for the nine months ended December 31, 2008, for the nine months ended December 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	Difference Increase/(Decrease) %
Revenue	$100,371	$163,854	(38.7)%
Depletion, depreciation and amortization	$Nil	$53,525	(100)%
General and administrative	$67,071	$54,028	(24.1)%
Interest expense	$131,425	$120,642	8.9%
Oil and gas operating expenses	$59,926	$58,782	1.9%
Royalty expense (credits)	$6,023	$(17,158)	135.1%
(Loss) on sale of properties	($46,899)	$Nil	(100%)
Gain on relief of debt	$480,507	$Nil	100%
Foreign currency translation gain (loss)	$11,789	$(174,675)	106.8%
Interest income	$932	$684	36.3%
Miscellaneous income	$Nil	$9,394	(100)%
Net income (loss)	$270,466	$(95,887)	(382.1)%

We generated net income of $270,466 for the nine months ended December 31, 2008 compared to a net (loss) of ($95,887) for the nine months ended December 31, 2007.  Net earnings per common share for the nine months ended December 31, 2008 was $0.02 compared to a net (loss) per common share of $(0.01) for the nine months ended December 31, 2007.   Revenues decreased to $100,371 for the nine months ended December 31, 2008 from $163,854 for the nine months ended December 31, 2007. The decrease in revenues paid was primarily due to the sale of our oil and gas properties effective June 1, 2008.  Royalty expenses of $6,023 were reported for the nine months ended December 31, 2008 compared to royalty (credits) of ($17,158) for the nine months ended December 31, 2007.  Operating expenses increased to $59,926 for the nine months ended December 31, 2008 from $58,782 for the same period in 2007 primarily due to prior period repairs.

No depletion, depreciation and amortization expense was recorded for the nine months ended December 31, 2008, as the properties were sold effective June 1, 2008.  This compares to $53,525 for the nine months ended December 31, 2007.

Interest expense for the nine months ended December 31, 2008 totalled $131,425 compared to $120,642 for the nine months ended December 31, 2007.  The increase reflected higher loan balances in the nine months ended December 31, 2008.

We reported a foreign currency translation gain of $11,789 for the nine months ended December 31, 2008 compared to a (loss) of ($174,675) during the same nine month period in fiscal 2008.  The unrealized foreign exchange loss decreased due to the realization of most of our accounts receivable and payables with the sale of the oil and gas properties.  In prior periods our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing stabilization of the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation gain primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the nine month period are outlined in the table below:

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	Difference Increase/(Decrease) %
Administration fees	$37,800	$38,160	(.9)%
Legal fees	$7,497	$2,746	173%
Office & MIS	$4,371	$3,170	37.9%
Consulting fees	$3,186	$2,915	9.3%
Transfer Agent & Filing Fees	$4,117	$37	11,027%
Accounting	$10,100	$7,000	44.3%
Total Expenses	$67,071	$54,028	(24.1)%

General and administrative expenses increased to $67,071 for the nine months ended December 31, 2008 from $54,028 in the nine months ended December 31, 2007.  General expenses included administration fees decreasing slightly from $38,160 to $37,800 for the nine month period ended December 31, 2008.  Office and Management Information System fees increased from $3,170 in the nine months ended December 31, 2007 to $4,372 in the same period ended December 31, 2008.    Legal fees increased to $7,497 for the nine months ended December 31, 2008 from $2,746 in the nine months ended December 31, 2007.  Legal fees increased during the nine months ended December 31, 2008 in part as a result of the sale of the oil and gas properties.  As a result of fewer filings during the nine months ended December 31, 2007 filing fees and transfer agent fees amounted to $37. The company finalized more financial statement filings during the nine month period ended December 31, 2008 and as a result, the fees increased to $4,117    Accounting fees also increased from $7,000 in the nine months ended December 31, 2007 to $10,100 for the nine months ended December 31, 2008 primarily as a result of more financial statement filings completed during the period then ended.

Liquidity and Financial Condition

Working Capital

	At December 31, 2008	At March 31, 2008
Current Assets	$292,105	$797,671
Current Liabilities	$580,606	$2,263,455
Working Capital Deficiency	$(288,501)	$(1,465,784)

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007
Cash flows (used in) Operating Activities	$(590,866)	$(28,101)
Cash flows provided by (used in) Investing Activities	$1,070,021	$(52,945)
Cash flows provided by (used in) Financing Activities	$(361,550)	$151,458
Effect of exchange rate changes on cash	$11,789	$(33,876)
Net increase in Cash	$129,394	$36,536

Operating Activities

Net cash (used in) operating activities was ($590,866) during the nine months ended December 31, 2008, compared with net cash (used in) operating activities of ($61,977) in the same period in 2007.  The increase in cash (used in) operating activities of $584,671 is mainly attributed to a decrease in accounts payable, a gain on the sale of the properties for the period.  Net income for the nine month period ended December 31, 2008 was $270,466 versus a net (loss) of ($95,887) for the nine months ended December 31, 2007.

Investing Activities

Net cash provided by investing activities increased to $1,070,021 for the nine months ended December 31, 2008 compared to ($52,945) (used in) investing activities for the nine months ended December 31, 2007.  The cash provided relates to proceeds from the sale of our oil and gas property compared to cash used for capital additions to our oil and gas properties for the prior period ending December 31, 2007.

Financing Activities

Net cash (used in) financing activities was ($361,550) in the nine months ended December 31, 2008 compared to $151,458 provided by financing activities in the same period in 2007.  The difference resulted from a payments made on our loan payable to related party in 2008, totalling $361,550, compared to an additional loan of $151,458 during the same period in 2007.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of December 31, 2008, the balance of the loan and accrued interest payable was CDN $645,816 (US $527,369) compared to CDN $1,266,729 (US $1,281,984) at December 31, 2007.  We made additional payments and required further proceeds be drawn on the loan bringing the balance due to Caravel as of November 30, 2010 of CDN $662,291 (US $645,131)

 Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.   We have relied solely on shareholder advances to participate and continue operations, since we sold our oil and gas properties effective June 1, 2008.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

 Net cash (used in) operating activities for the nine months ended December 31, 2008 totalled ($612,772) versus net cash (used in) operating activities of ($28,101) for the nine month period ended December 31, 2007.  Cash balances totalled $176,246 at December 31, 2008 compared to $46,852 at March 31, 2008.

We entered into bridge loan agreements with a related party in 2003 and 2004 to fund operations.  The terms of these bridge loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly.  On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.  At November 30, 2010 the balance of the principal and accrued interest was CDN $662,291 (US $645,131).

We have limited operating history.  We can only estimate future needs for capital based on the current status of our operation, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of November 30, 2010, we had cash of US $2,743.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as of June 30, 2007. Accordingly, we realized limited revenues and profit from our operations. Effective June 1, 2008, our oil and gas properties were sold and the Company re-entered the Development Stage.  Any profitability in the future will be dependent upon acquiring a new business opportunity.

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

10.8

Management Services Agreement dated November 1, 2010 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on December 2, 1010)

(14)

Code of Ethics

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

Date:     January 6, 2011

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

Date: January 6, 2011

“John R Hislop”___________________________
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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended December 31, 2008 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 6, 2011

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