Form 10-K
period 2009-03-31
NATION ENERGY INC
filed 2011-02-09
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2009

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

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $481,320 based on a price of $0.08 per share, being the price at which the common equity was last sold on March 31, 2009.

State issuer's revenues for its most recent fiscal year.  $100,371 for the year ended March 31, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of February 8, 2011.

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

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Effective January 1, 2006 Churchill Energy Inc. (“Churchill Energy”) assumed Accrete Energy’s interests and became operator of the Boltan property.

In November 2006 Churchill Energy issued an operations notice to recomplete and coming-le an undeveloped zone within the 13-10-59-2W6 well bore and in November 2006 the well was shut-in, recompleted and subsequently placed back on production on March 2007.

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

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,102,939 (US $1,029,385 from Encana, plus an additional CDN $160,000 (US $129,324) from Netco Energy.

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a demand promissory note dated March 31, 2006 in the original amount of CDN $980,905 (US $840,464).  Caravel Management Corp, is a private management services company wholly-owned by our sole director and officer.  As of December 31, 2010, the remaining principal and accrued interest due to Caravel totalled CDN $659,093 (US $662,671).

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

Employees

We have no employees other than John Hislop, our president, chief executive officer, chief financial officer and sole director.  Mr. Hislop also acts as our secretary and treasurer.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.   On January 1, 2009 we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  One year following the effective date of the agreement, the monthly fee increases by 3% subject to any required regulatory or stock exchange approval.  We presently have no other employment or consulting agreements.  The agreement was amended effective November 1, 2010 to reduce the fees for administrative services to $3,500 per month.

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

We had a working capital deficit of $330,790 as of March 31, 2009.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

Our principal executive office is located at Suite 900, 609 West Hastings Street, Vancouver, British Columbia, Canada V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.   We currently have a management services agreement in effect that among other administration and office services and supplies provides for office space.  At March 31, 2008 the monthly fee was $4,250 per month.  Effective January 1, 2009 the fee increased to $7,865 per month.  The fee decreased effective November 1, 2010 to $3,500 per month.  At the present time, we do not have any oil and gas holdings and there are no plans to acquire any real property interests.

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

Quarter Ended	High	Low
December 31, 2010	$0.010	$0.006
September 30, 2010	$0.020	$0.010
June 30, 2010	$0.010	$0.010
March 31, 2010	$0.090	$0.010
December 31, 2009	$0.090	$0.012
September 30, 2009	$0.020	$0.012
June 30, 2009	$0.080	$0.020

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of January 31, 2011, we had 16,020,000 shares of common stock outstanding and approximately 23 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options.  On February 26, 2003, options to purchase 225,000 common shares were granted to the Company’s Chief Executive Officer and Chief Financial Officer and vested immediately upon grant.  The options were granted at an exercise price of $0.10 expiring February 26, 2008.  The remaining options under this grant expired unexercised during the year ended March 31, 2008.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2009.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
-	-	2,500,000

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal years ended March 31, 2009 and 2008.

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

RESULTS OF OPERATIONS – Years Ended March 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2009, which are included herein.

Our operating results for the year ended March 31, 2009, for the year ended March 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Difference Increase/(Decrease) %
Revenue	$100,371	$266,037	(62.3)%
Miscellaneous income	$Nil	$9,394	(100)%
Depletion, depreciation and amortization	$Nil	$119,578	(100)%
General and administrative	$101,221	$91,422	10.7%
Interest expense	$147,543	$166,729	(11.5)%
Oil and gas operating expenses	$59,926	$91,180	(34.3)%
Royalty expense	$6,023	$12,615	(52.3)%
(Loss) on sale of properties	($46,899)	$Nil	100%
Gain on relief of debt	$480,507	$Nil	100%
Interest income	$932	$936	(0.4)%
Net income (loss)	$220,198	$(205,157)	207.3%

We generated net income of $220,198 for the year ended March 31, 2009 compared to a net loss of $205,157 for the year ended March 31, 2008.  Net earnings (loss) per common share for the year ended March 31, 2009 was $0.01 compared to $(0.01) per common share for the year ended March 31, 2008.  We determined there was no impairment for the year ended March 31, 2008 and effective June 1, 2008 we sold all of our oil and gas properties resulting in no further impairment, depletion, depreciation or amortization expenses.  Based on an independent evaluation of our reserves depletion, depreciation and amortization expense amounts totalled $119,578 for the year ended March 31, 2008.  Revenues for the period ended March 31, 2009 decreased to $100,371 from $266,037 for the year ended March 31, 2008.  The decrease was a due to the sale of the oil and gas producing properties.  As a result of the sale, royalty and operating expenses decreased as well to $6,023 and $59,926 for the year ended March 31, 2009 from $12,615 and $91,180 respectively in the prior year.    General and administrative expenses increased to $101,221 from $91,422.

Interest expense for fiscal 2009 totalled $147,543 compared to $166,729 for fiscal 2008.  The decrease reflected the lower average outstanding balance of shareholder loans in fiscal 2009 versus fiscal 2008.

We reported a foreign currency translation gain of $19,768 in fiscal 2009 compared to a loss of $123,486 in fiscal 2008.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the current fiscal year ended March 31, 2009 remained fairly consistent compared to a sharp rise in the value of the Canadian dollar during the prior fiscal year ended March 31, 2008.  The rise in fiscal 2008 resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.  The Canadian dollar remained fairly consistent, dropping slightly in value during fiscal 2009 resulting in a gain on translation.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Difference Increase/(Decrease) %
Administration fees	$62,575	$50,761	23.3%
Office & MIS	$4,944	$3,819	29.5%
Consulting Fees	$3,186	$3,148	1.2%
Legal fees	$7,799	$2,746	184.0%
Transfer Agent & Filing Fees	$4,117	$6,862	(40.0)%
Accounting	$18,600	$24,086	(22.8)%
Total Expenses	$101,221	$91,422	10.7%

General and administrative expenses increased to $101,222 in fiscal 2009 from $91,422 in fiscal 2008.  General expenses included an increase in administration fees to $62,575 in fiscal 2009 from $50,761 in fiscal 2008.  Consulting fees rose slightly to $3,186 for the year ended March 31, 2009 from $3,148 for the prior year ended March 31, 2008.  Office expenses and Management Information System fees increased to $4,946 in fiscal 2009 from $3,819 due primarily to travel charges incurred during the current fiscal period of $1,831.  Legal fees increased to $7,799 in fiscal 2009 from $2,746 in the prior fiscal year mainly due to legal fees associated with the sale of our oil and gas properties.  Filing fees and transfer agent fees decreased to $4,117 in fiscal 2009 from $6,862 in the prior fiscal period.  Accounting fees decreased to $18,600 for the year ended March 31, 2009 from $24,086 in the prior year ended March 31, 2008.  The decrease in filing and accounting fees was due to fewer filings and accounting reviews booked in the current year.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2009	Year Ended March 31, 2008
Current Assets	$125,003	$797,671
Current Liabilities	$455,793	$2,263,456
Working Capital (Deficiency)	($330,790)	($1,465,785)

Cash Flows

	Year Ended March 31, 2009	Year Ended March 31, 2008
Cash flows (used in) Operating Activities	$(645,791)	$(42,534)
Cash flows provided by (used in) Investing Activities	$1,070,021	$(52,944)
Cash flows provided by (used in) Financing Activities	$(454,877)	$151,459
Effect of exchange rate changes on cash	$19,768	$(24,260)
Net increase (decrease) in Cash	$(10,879)	$31,721

Operating Activities

Net cash (used in) operating activities was ($645,791) in the year ended March 31, 2009 compared with net cash (used in) operating activities of ($42,534) in the same period in 2008.  The increase in cash (used in) operating activities of $603,257 is mainly attributed to a decrease in accounts payable of $334,418 and a further decrease of $183,789 in loans payable due to a related party.  Partially offsetting the decrease in accounts payable was net income for the current year of $220,198 compared to a (loss) of ($205,157) for the prior fiscal year ended March 31, 2008, as well as gain on the relief of debt of $480,507, compared to $Nil in the prior year.

Investing Activities

Net cash (used in) investing in our Company’s oil and gas properties decreased from ($52,945) for the year ended March 31, 2008 to proceeds from the sale of our properties providing cash of $1,070,021in the year ended March 31, 2009.

Financing Activities

Net cash (used in) financing activities was ($454,877) in the year ended March 31, 2009 compared to $151,459 provided by financing activities in the year ended March 31, 2008.  The difference resulted from payments on the loan amounting to $454,877 for the year ended March 31, 2009 compared to loan proceeds of $151,459 during the year ended March 31, 2008.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of March 31, 2007, the balance of the loan and accrued interest payable, converted to US dollars was $851,967.  During the year ended March 31, 2008, we borrowed an additional CDN $160,000 (US $151,459) and together with interest the balance of the loan and accrued interest was CDN $1,314,101 (US $1,278,433).  During the year ended March 31, 2009 payments applied to our loan amounted to CDN $565,089 (US $454,877).  At March 31, 2009 the loan together with interest totalled CDN $516,127 (US $409,560).  During the year ended March 31, 2010 we paid an additional CDN $60,603 (US $53,190) and borrowed an additional CDN $4,169 (US $3,915) bringing the total, with accrued interest to CDN $510,239 (US $502,402) at March 31, 2010.  We borrowed an additional CDN $85,094 (US $83,270) and together with accrued interest the loan balance totalled CDN $659,093 (US $662,671) at December 31, 2010.

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

Net cash (used in) operating activities in fiscal 2009 totalled ($645,791) versus net cash (used in) operating activities of ($42,534) in fiscal 2008.  Cash balances were $35,973 and $46,852, as of March 31, 2009 and March 31, 2008, respectively.

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

We made payments that were applied to the loan of CDN $565,089 (US $454,877) in fiscal 2009, compared to receiving net proceeds of CDN $160,000 (US $151,459) in fiscal 2008.  Accordingly, the principal balances outstanding under the loan agreement totalled $393,443 at March 31, 2009 versus $1,032,109 at March 31, 2008.  At December 31, 2010 the balance of principal and accrued interest was CDN $659,093 (US $662,671).

 We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2010, we had cash of US $1,800.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

In April 2010, the FASB issued ASU 2010-14, “Accounting for Extractive Activities – Oil and Gas.”  ASU 2010-14 amends paragraph 932-10-599-1 due to SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and did not have a significant impact on the Company’s financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada.

In May 2010, the FASB issued ASU 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830):  Foreign Currency Issues:  Multiple Foreign Currency Exchange Rates”.  The amendments in this update are effective as of the announcement date of March 18, 2010.  The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On August 12, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules – Amendments to SEC Paragraphs Pursuant to Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules and Consolidation of Financial Reporting Policies.”  The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB’s issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (FASB ASC 810).  The provisions of ASU 2010-21 did have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro-Forma Information for Business Combinations”. This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into any business combinations on an individual or aggregate basis. The comparative financial statements should present and disclose  revenue and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period only.The amendment also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-26 will not have a material effect on the Company’s financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and Gas Properties

We followed the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs were capitalized only if they could be directly identified with acquisition, exploration, or development activities. As of March 31, 2009, we have not capitalized any internal costs.

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

On a quarterly basis our board of directors assess whether or not there is an asset impairment.  The former oil and gas activities were considered to be in the exploration, development and production stage.

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

Revenue Recognition

Oil and natural gas revenues were recorded using the sales method whereby our company recognized oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured.  Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards.  Operating costs and taxes are recognized in the same period of which revenue is earned.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated January 11, 2011

Balance Sheets at March 31, 2009 and 2008

Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2009 and 2008, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2009

Statements of Changes in Stockholders' Equity (Deficit) for the years ended March 31, 2009 and 2008, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2009

Statements of Cash Flows for the years ended March 31, 2009 and 2008, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2009

Notes to the Financial Statements

StarkSchenkein, LLP

BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2009 and 2008, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended and the development stage period of June 1, 2008, to March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2009 and 2008, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended and the period June 1, 2008, to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

StarkSchenkein, LLP

Denver, Colorado

January 11, 2011

Nation Energy, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2009 and 2008

ASSETS

	March 31,
	2009	2008

Current assets:
Cash	$ 35,973	$ 46,852
Accounts receivable	84,030	745,819
Prepaid expenses	5,000	5,000
Total current assets	125,003	797,671

Oil and gas properties, net - full cost method	-	899,819

	$ 125,003	$ 1,697,490

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 45,361	$ 920,096
Accounts payable and accrued expenses - related party	16,989	311,251
Loans payable - related party	393,443	1,032,109
Total current liabilities	455,793	2,263,456

Asset retirement obligation	-	4,790

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(7,259,277)
Accumulated (deficit) during the development stage	(199,365)	-
Accumulated comprehensive (loss):
Foreign currency translation	(176,111)	(195,879)
	(330,790)	(570,756)

	$ 125,003	$ 1,697,490

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended March 31, 2009 and 2008
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2009

			June 1, 2008
	For the Years Ended		(Inception of the
	March 31,		Development Stage)
	2009	2008	to March 31, 2009

Revenue:	$ 100,371	$ 266,037	$ -
Direct expenses:
Royalties	6,023	12,615	-
Operating	59,926	91,180	-
Depletion, depreciation and amortization	-	119,578	-
	65,949	223,373	-

Operating income	34,422	42,664	-

General and administrative	101,221	91,422	94,382

(Loss) before other income (expense)	(66,799)	(48,758)	(94,382)

Other income (expense)
(Loss) on sale of properties	(46,899)	-	-
Gain on relief of debt	480,507	-	-
Interest expense	(147,543)	(166,729)	(105,808)
Miscellaneous income	-	9,394	-
Interest income	932	936	825

Net income (loss)	220,198	(205,157)	(199,365)

Foreign currency translation gain (loss)	19,768	(123,486)	31,203

Comprehensive income (loss)	$ 239,966	$ (328,643)	$ (168,162)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net earnings (loss) per common share - basic and diluted	$ 0.01	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit)
for the Years Ended March 31, 2008 and 2009
and Cumulative amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2009

					Accumulated	Accumulated
	Common Stock		Additional	Accumulated	(Deficit)	(Deficit)	Total
	Number of		Paid-in	Comprehensive	Prior to the	During the	Stockholders'
	Shares	Amount	Capital	Income (loss)	Development Stage	Development Stage	(Deficit)

Balance at March 31, 2007	16,020,000	$ 16,020	$ 6,868,380	$ (72,393)	$ (7,054,120)	`	$ (242,113)

Comprehensive (loss)	-	-	-	(123,486)	-	-	(123,486)

Net (loss)	-	-	-	-	(205,157)	-	(205,157)

Balance at March 31, 2008	16,020,000	16,020	6,868,380	(195,879)	(7,259,277)	-	(570,756)

Comprehensive income	-	-	-	19,768	-	-	19,768

Net income (loss)	-	-	-	-	419,563	(199,365)	220,198

Balance at March 31, 2009	16,020,000	$ 16,020	$ 6,868,380	$ (176,111)	$ (6,839,714)	$ (199,365)	$ (330,790)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended March 31, 2009 and 2008
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2009

			June 1, 2008
	For the Year Ended		(Inception of the
	March 31,		Development Stage)
	2009	2008	to March 31, 2009

Cash flows from operating activities:
Net income (loss)	$ 220,198	$ (205,157)	$ (199,365)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depletion and depreciation	-	119,578	-
Loss on sale of properties	46,899	-	-
(Gain) on relief of debt	(480,507)	-	-
Changes in working capital:
(Increase) decrease in accounts receivable	85,826	(423,192)	116,255
Decrease in prepaid expenses	-	187,088	-
Increase (decrease) in accounts payable	(334,418)	43,186	(10,311)
Increase (decrease) in accounts payable - related party	(183,789)	235,963	(564,914)
Net cash (used in) operating activities	(645,791)	(42,534)	(658,335)

Cash flows from investing activities:
(Additions) to oil and gas properties	-	(52,944)	-
Proceeds from sale of properties	1,070,021	-	1,070,021
Net cash provided by (used) in investing activities	1,070,021	(52,944)	1,070,021

Cash flows from financing activities:
Proceeds from loan payable - related party	-	151,459	-
Payments on loan payable - related party	(454,877)	-	(454,877)
Net cash provided by (used in) financing activities	(454,877)	151,459	(454,877)

Effect of currency rate change	19,768	(24,260)	31,203

Net increase (decrease) in cash	(10,879)	31,721	(11,988)

Beginning balance, cash	46,852	15,131	47,961

Ending balance, cash	$ 35,973	$ 46,852	$ 35,973

Supplemental cash flow information:
Cash paid for interest	$ 358,601	$ -	$ 358,601
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ (1,239,877)	$ -	$ -
Accounts receivable given up pursuant to sale of properties	$ 745,819	$ -	$ -
Oil and gas properties sold	$ 899,819	$ -	$ -
Accounts payable relieved pursuant to sale of properties	$ (839,369)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2009 and 2008

Note 1.  NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Nation Energy Inc. (the “Company”), was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation.  The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada. Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects (see Note 3).  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) since inception of ($7,039,079), has a working capital deficit of ($330,790) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($199,365).

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

Certain prior year amounts have been reclassified for comparative purposes.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Oil and Gas Properties

The Company followed the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs were capitalized only if they were directly identified with acquisition, exploration, or development activities.  The Company did not capitalized any internal costs.

Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada, and from such date is considered a shell company (see Note 3).

Other Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2009 and 2008, the only components of comprehensive (loss) were foreign currency translation adjustments.

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

Revenue Recognition

Revenues from the sale of oil and gas production were recognized when title passed, generally in the month of production.

Recent Pronouncements

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements, since the date of these financial statements, that are of material significance or have potential material significance, to the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement did not have a material effect on our company’s financial statements.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In December 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. These disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. Adoption did not have a material impact on our financial position, results of operations and financial disclosures, as we disposed of our oil and gas interests effective June 1, 2008 (see Note 3)).

In April 2009, the FASB issued two FSP’s intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure”, provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”).  Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

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

In October 2009, the FASB issued guidance on revenue recognition that became effective for the Company beginning April 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  In addition, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangements consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Adoption of this new guidance did not have a material impact on our financial statements.

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

In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements in the SEC’s “Modernization of Oil and Gas Reporting: Final Rule”. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements as we disposed of our oil and gas interests effective June 1, 2008 (see Note 3).

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

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  Adoption of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and did not have a significant impact on the Company's financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada (see Note 3).

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

Note 3.  Oil and Gas Properties

On September 18, 2008, Nation and Netco Energy, Inc., entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta for total net proceeds of CDN $1,600,000.  The agreement was effective June 1, 2008. The sale of the oil and gas assets closed September 18, 2008, with a second closing in April 2009, for total net proceeds to Nation of CDN $1,102,939 (US $1,029,385) from Encana, plus CDN $160,000 (US $ 129,324) from Netco.  The Company is now considered a shell company.

Note 4.  Stockholders’ Equity (Deficit)

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

The changes in the outstanding stock options during the years ended March 31, 2009 and March 31, 2008 are summarized as follows:

	March 31, 2009		March 31, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of year	Nil		75,000	$0.10
Granted	Nil		Nil
Exercised	Nil		Nil
Expired	Nil		(75,000)
End of period	Nil		Nil

At March 31, 2009 and 2008, there were no options outstanding.  The options expired on February 26, 2008.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2009		2008
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2009		2008
Deferred tax assets:
Net operating loss carryforwards		$$1,799,000		$$1,874,000

Less valuation allowance		(1,799,000)		(1,874,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carryforwards of approximately $5,290,000 will expire through 2029.  The deferred tax asset has been fully reserved at March 31, 2009.  The change in the valuation allowance during the year ended March 31, 2009 was $(75,000).

Note 6.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel (see Note 7).  The agreement provides for administrative services, office rent and supplies for US $7,865 per month.  Total expenses recognized under this agreement for the years ended March 31, 2009 and 2008 were $62,575 and $50,760 respectively.

(b) Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars.  During the year ended March 31, 2009, the Company repaid a portion of the Demand Note in the aggregate amount of CDN $1,115,000 (US $813,478), allocating US $454,877 to principal and US $358,601 to accrued interest.  As of March 31, 2009, the balance of the loan payable was CDN $477,175 (US $393,443).

Note 7.  Concentration of Customers

Prior to June 1, 2008, the Company marketed all of its products through one customer, Churchill Energy.  Churchill Energy was the operator of the Bolton Property. As discussed in Note 3, effective June 1, 2008, the Company sold its oil and gas assets and has no further operations.

Note 8.  Subsequent Events

In April 2009, the Company received its final payment from Encana pursuant to the sale of its oil and gas properties, of CDN $150,894 (US $ 88,689).

During May and June 2009, the Company made aggregate payments to related party Caravel of CDN  $110,000, allocated in US$ to the payment of accounts payable of $26,030, loan principal of $53,190 and accrued interest of $16,117.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2009, including the remedial actions discussed below, we have concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

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

Management’s annual report on internal control over financial reporting

 Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of March 31, 2009.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected;

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

1.

We continue to recruit at least one, preferably two or more, additional independent board members to join our board of directors and audit committee at such time as additional board members are retained; and

2.

We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	58	June 4, 1999

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

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  Mr. Hislop is currently serving as a Director and/or Officer on the following companies: Director of Q Investments Ltd., (formerly Cubix Investments Ltd.), an investment holding company for various public oil and gas companies, since February 1994; Director of XXL Energy Corp. (formerly Exxel Energy Corp.) since October 15, 2001, Chairman of the Board of XXL Energy Corp. (formerly Exxel Energy Corp.) since July 27, 2006, President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) since December 31, 2008; and has also served as President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) from October 15, 2001 to July 27, 2006 and served as Chief Financial Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) from October 15, 2001 to October 2, 2003; Director of Patriot Petroleum Corp. since April 7, 1999 and served as President and Chief Executive Officer of Patriot Petroleum Corp. from October 22, 2003 to November 26, 2010.  In the past five years, Mr. Hislop has also served as a director of the following companies: Warrior Energy N.V. (formerly Luxmatic Technologies N.V) from October 1997 to February 2008 (Mr. Hislop also served as President from October 1997 to February 2008 and Chief Executive Officer from November 2003 to February 2008); and Bucking Horse Energy Inc. (formerly NRG Investments Inc.) from April 2006 to March 2008 (Mr. Hislop also served as President and Chief Executive Officer from April 2006 to March 2008).  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia, National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.  Our board of directors has determined that it does not have an audit committee member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.  Our audit committee is composed of our directors and officers.  We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated minimum revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110.  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees relates to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided.  Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company.  A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report on Form 10-K.

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

		Annual Compensation			Long Term Compensation(1)		Pay-outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Under Options/SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs
John Hislop(2) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2009	Nil	Nil	$62,575(3)	Nil	Nil	Nil
	2008	Nil	Nil	$50,760(3)	Nil	Nil	Nil
	2007	Nil	Nil	$51,000(3)	Nil	Nil	Nil

(1)  The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(3)  On March 31, 2008, a verbal arrangement was effective with Mr. Hislop, for Caravel Management Corp. to receive remuneration in the amount of $4,230 per month for services, office rent, administration and supplies. During the fiscal year ended March 31, 2009 Mr. Hislop received $4,250 per month until January 1, 2009.  January 1, 2009 through March 31, 2009 he received $7,865.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2009.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2009.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2009.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2009.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 31, 2011 there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock

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

We receive administrative services and back office support under a formal written management services agreement with Caravel Management Corp., pursuant to which we are charged $7,865 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  Effective November 1, 2010, the Company revised its agreement with Caravel Management to provide management services for $3,500 per month.  The agreement with Caravel Management Corp. is on a month to month basis.

On March 31, 2006, we entered into a revised loan agreement with Caravel Management Corp.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan in payable in Canadian dollars and is secured by a Promissory Note.

During the year ended March 31, 2008, we borrowed an additional CDN $160,000 (US$151,459) and together with interest the balance of the loan and accrued interest was CDN $1,314,101 (US$1,278,433).  During the year ended March 31, 2009 we made payments that were applied to our totalling CDN $565,089 (US $454,876) and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $516,127 (US $409,560).  During the year ended March 31, 2010 we paid an additional CDN 60,603 (US $53,190) and borrowed an additional CDN $4,169 (UIS $3,915) and with accrued interest brought the total loan balance to CDN $510,239 (US $502,402) at March 31, 2010.  During the period ended December 31, 2010, we borrowed an additional CDN $85,094 (US $83,270).  The total loan with accrued interested at December 31, 2010 was CDN $659,093 (US $662,671).

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2009 and 2008 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Audit Fees	$18,600	$24,086
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$18,600	$24,086

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

99.1*

Audit Committee Charter

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

By:    “John R Hislop”
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer  and Principal Accounting Officer)

Date:    February 9, 2011

Exhibit 31.1

CERTIFICATION PURSUANT TO

RULE 13a-14(a) OR 15d-14(a) UNDER THE SECURITIES EXHANGE ACT OF 1934,

 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, Principal Executive Officer and Principal Financial Officer, certify that:

1.

I have reviewed this Annual Report on Form 10-K of Nation Energy Inc.;

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: February 9, 2011

“John R Hislop”___________________________
John Hislop, President and Secretary
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2009 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: February 9, 2011

“John R Hislop”
John Hislop
President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer
Nation Energy Inc.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Nation Energy Inc. and will be retained by Nation Energy Inc. and furnished to the Securities and Exchange Commission or its staff upon request.