Form 10-Q
period 2009-06-30
NATION ENERGY INC
filed 2011-02-22
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of February 14, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2009 and 2008 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2009 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2009 and 2008 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2009 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended June 30, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	March 31,
	2009	2009
	(Unaudited)

Current assets:
Cash	$15,267	$35,973
Accounts receivable	-	84,030
Prepaid expenses	5,000	5,000
Total current assets	20,267	125,003

	$20,267	$125,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$26,361	$45,361
Accounts payable and accrued expenses - related party	15,281	16,989
Loans payable - related party	374,377	393,443
Total current liabilities	416,019	455,793

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(242,358)	(199,365)
Accumulated comprehensive (loss):
Foreign currency translation	(198,080)	(176,111)
	(395,752)	(330,790)

	$20,267	$125,003

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2009	June 30, 2008	to June 30, 2009

Revenue:	$ -	$ 100,371	$ -

Direct expenses:
Royalties	-	6,023	-
Operating	-	59,926	-
	-	65,949	-

Operating income	-	34,422	-

General and administrative	27,768	12,546	122,150

Income (loss) before other income (expense)	(27,768)	21,876	(122,150)

Other income (expense)
(Loss) on sale of properties	-	(46,899)	-
Gain on relief of debt	-	480,507	-
Interest (expense)	(15,225)	(56,302)	(121,033)
Interest income	-	152	825

Net income (loss)	(42,993)	399,334	(242,358)

Foreign currency translation gain (loss)	(21,969)	(11,272)	9,234

Comprehensive gain (loss)	$ (64,962)	$ 388,062	$ (233,124)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ 0.03

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2009	June 30, 2008	to June 30, 2009

Cash flows from operating activities:
Net income (loss)	$ (42,993)	$ 399,334	$ (242,358)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss on sale of properties	-	46,899	-
(Gain) on relief of debt	-	(480,507)	-
Changes in working capital:
(increase) decrease in accounts receivable	(4,659)	-	111,596
Increase (decrease) in accounts payable and accrued expenses	(19,000)	36,171	(29,311)
Increase (decrease) in accounts and loan payable - related party	32,416	9,424	(532,498)
Net cash provided by (used in) operating activities	(34,236)	11,321	(692,571)

Cash flows from investing activities:
Proceeds from sale of properties	88,689	-	1,158,710
Net cash provided by investing activities	88,689	-	1,158,710

Cashflows from financing activities:
Payments on loan payable - related party	(53,190)	-	(508,067)
Net cash (used in) financing activities	(53,190)	-	(508,067)

Effect of currency rate change gain (loss)	(21,969)	(11,273)	9,234

Net increase (decrease) in cash	(20,706)	48	(32,694)

Beginning balance, cash	35,973	46,852	47,961

Ending balance, cash	$ 15,267	$ 46,900	$ 15,267

Supplemental cash flow information:
Cash paid for interest	$ 16,117	$ -	$ 375,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ -	$ (1,239,877)	$ -
Accounts receivable given up pursuant to sale of properties	$ -	$ 745,819	$ -
Oil and gas properties sold	$ -	$ 899,819	$ -
Accounts payable relieved pursuant to sale of properties	$ -	$ (839,369)	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2009 (“The Annual Report”).

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2009, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($242,358).

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure”, provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This FSP is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

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

In June 2009, the FASB issued ASC 810 for determining whether to consolidate a variable interest entity.  These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favour of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  This Statement is effective for reporting periods beginning after November 15, 2009.  Adoption of this ASC did not impact our financial statements.

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

In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements in the SEC’s “Modernization of Oil and Gas Reporting: Final Rule”. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements as we disposed of our oil and gas interests effective June 1, 2008 (see Note 5).

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

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and did not have a significant impact on the Company's financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada (see Note 5).

In May 2010, the FASB issued ASU 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R) , “Business Combinations” (ASC 805), and SFAS No. 160  “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).   The provisions of ASU 2010-21 did not have a material impact on its financial statements.

The FAS issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, effective for periods beginning on or after December 15, 2010. This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 will not have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($242,358) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($395,752) at June 30, 2009, and working capital and stockholders’ (deficits) of ($330,790) at March 31, 2009. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

On September 18, 2008, the Company entered into, jointly with Netco Energy, a Sale and Purchase Agreement with EnCana Oil and Gas (“EnCana”) to sell their assets in the Smoky Area of Alberta for a total net price of CDN $1,600,000.  The net proceeds from the sale amounted to CDN $1,102,939 (US$ 1,158,710).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the three months ended June 30, 2009 and 2008 were $24,775 and $12,600, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of June 30, 2009, the balance of the loan and accrued interest payable was CDN $452,978 (US $389,658) compared to CDN $477,175 (US $393,443) at March 31, 2009.

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

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana in consideration of which EnCana paid CDN $1,116,899 to Nation and CDN $515,099 to Netco.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,262,939 (US $1,158,710).

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

General

The following is a discussion and analysis of our plan of operation for the three month period ended June 30, 2009, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding at the date of this quarterly report.

RESULTS OF OPERATIONS – Three Month Summary

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2009, which are included herein.

Our operating results for the three months ended June 30, 2009, for the three months ended June 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Difference Increase/(Decrease) %
Revenue	$Nil	$100,371	(100)%
General and administrative	$27,768	$12,546	121%
Interest expense	$15,225	$56,302	(73)%
Oil and gas operating expenses	$Nil	$59,926	(100)%
Royalties	$Nil	$6,023	(100)%
(Loss) on sale of properties	$Nil	$(46,899)	(100)%
Gain on relief of debt	$Nil	$480,507	100%
Interest income	$Nil	$152	(100)%
Net income (loss)	$(42,993)	$399,334	(111)%
Foreign currency translation (loss)	$(21,969)	$(11,272)	(95)%
Comprehensive income (loss)	$(64,962)	$388,062	(117%)

We generated a net (loss) of ($42,993) for the three months ended June 30, 2009 compared to net income of $399,334 for the three months ended June 30, 2008.  Net income per common share for the three months ended June 30, 2009 was $Nil compared to net income per common share of $0.03 for the three months ended June 30, 2008.  The income in the prior period was primarily a result of a gain on the sale of our oil and gas properties during the three months ended June 30, 2008.

Revenues decreased to $Nil for the three months ended June 30, 2009 from $100,371 for the three months ended June 30, 2008. The decrease in revenues paid was entirely due to the sale of our oil and gas properties in the prior period ending June 30, 2008.

No royalty expenses or operating expenses were recorded at June 30, 2009 due to the sale of our oil and gas properties compared to royalty expenses of $6,023 and operating expenses of $59,926 for the three months ended June 30, 2008. Interest expense for the three months ended June 30, 2009 totalled $15,225 compared to $56,302 for the three months ended June 30, 2008.  The decrease reflected significantly lower loan balances in the quarter ended June 30, 2009.

We reported a foreign currency translation (loss) of ($21,969) for the three months ended June 30, 2009 compared to a (loss) of  ($11,272) during the first quarter in fiscal 2008. The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Difference Increase/(Decrease) %
Administration fees	$24,775	$12,600	97%
Legal fees	$Nil	$147	(100)%
Office & MIS	$493	$2,281	(78)%
Transfer Agent & Filing Fees	$500	$Nil	100%
Accounting	$2,000	$2,000	0%
Total Expenses	$27,768	$12,546	121%

General and administrative expenses increased to $27,768 for the first quarter in fiscal 2010 from $12,546 in fiscal 2009.  General expenses included an increase in administration fees from $12,600 to $24,775 for the first quarter in fiscal 2010.  Office and Management Information System fees fell from $2,281 in the first quarter of fiscal 2009 to $493 in the first quarter ended June 30, 2009.    Legal fees decreased to $Nil at June 30, 2009 from $147 in the three months ended June 30, 2008.  Filing fees and transfer agent fees rose to $500 during the period ended June 30, 2009 from $Nil in the prior period ended June 30, 2008 as a result of transfer agent fees  charged during the current period

Liquidity and Financial Condition

Working Capital

	(Unaudited) June 30, 2009	March 31, 2009
Current Assets	$20,267	$125,003
Current Liabilities	$416,019	$455,793
Working Capital (Deficiency)	$395,752	$330,790

Cash Flows

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Cash flows provided by (used in) Operating Activities	$(34,236)	$11,321
Cash flows provided by Investing Activities	$88,689	$Nil
Cashflows (used in) financing activities	$(53,190)	$Nil
Effect of exchange rate changes on cash	$(21,969)	$(11,273)
Net (decrease) increase in Cash	$(20,706)	$48

Operating Activities

Net cash (used in) operating activities was $(34,236) in the three months ended June 30, 2009 compared with net cash provided by operating activities of $11,321 in the same period in 2008.  The increase in cash (used in) operating activities of $45,557 is mainly attributed to payments of principal and interest to Caravel.   Operating income decreased to a (loss) of  $(42,993) in the three month period ended June 30, 2009 compared to an income of  $399,334 over the three months ended June 30, 2008.  The income for the prior period was due to the gain on relief of debt relating to the sale of our oil and gas properties.  The gain was partially offset by a loss on the sale of $46,899.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note. The balance of the loan plus accrued interest, was CDN $452,978 (US $389,658) at June 30, 2009.

During the year ended March 31, 2009 we paid a total of CDN $1,115,000 (US $813,478) of which CDN $565,089 (US $454,877) was applied to the loan balance.  Principal and interest at March 31, 2009 totalled CDN $477,175 (US $409,560).  During the three months ended June 30, 2009, we paid down a total of CDN $60,603 (US $53,190) on the loan principal. During the year ended March 31, 2010 we paid an additional CDN $20,000 (US $19,693) with accrued interest brought the total loan balance to CDN $534,658 (US $526,445) at March 31, 2010. The loan balance with accrued interested totalled CDN $659,093(US $662,671) at December 31, 2010.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2009 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

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

During the three months ended June 30, 2009 we paid down a total of CDN $60,603 (US $53,190).  During the three months ended June 30, 2008 we neither paid down nor borrowed additional funds.   The balances outstanding under the loan agreement totalled $389,658 at June 30, 2009 versus an aggregate of $1,338,351 at June 30, 2008.  At December 31, 2010 the balance of the principal and accrued interest was CDN $659,093 (US $662,671).

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2010, we had cash of $1,800.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2011, subject to obtaining additional financing:  (i) appoint qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.  The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as of June 30, 2007.  Accordingly, we realized limited revenues and profit from our operations. Effective June 1,2008, our oil and gas properties were sold and the Company re-entered the Development Stage.   Any profitability in the future will be dependent upon acquiring a new business opportunity.

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

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002

99.1

Audit Committee Charter (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission February 9, 2011).

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

Date:    February 17, 2011

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

Date:  February 17, 2011

“John R Hislop”

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2009 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 17, 2011

“John R Hislop”
John Hislop
President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer
Nation Energy Inc.