Form 10-Q
period 2009-09-30
NATION ENERGY INC
filed 2011-03-09
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of March 9, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2009 and 2008 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2009 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2009 and 2008 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2009 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended September 30, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	March 31,
	2009	2009
	(Unaudited)

Current assets:
Cash	$ 5,460	$ 35,973
Accounts receivable	8,431	84,030
Prepaid expenses	5,000	5,000
Total current assets	18,891	125,003

	$ 18,891	$ 125,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 29,800	$ 45,361
Accounts payable and accrued expenses - related party	57,166	16,989
Loans payable - related party	405,907	393,443
Total current liabilities	492,873	455,793

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(288,268)	(199,365)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(230,400)	(176,111)
	(473,982)	(330,790)

	$ 18,891	$ 125,003

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					June 1, 2008
	For the Three Month Period Ended		For the Six Month Period Ended		(Inception of
	September 30	September 30	September 30	September 30	Development Stage)
	2009	2008	2009	2008	to September 30, 2009

Revenue:	$ -	$ -	$ -	$ 100,371	$ -
Direct expenses:
Royalties	-	-	-	6,023	-
Operating	-	-	-	59,926	-
	-	-	-	65,949	-

Operating income	-	-	-	34,422	-

General and administrative	30,311	24,449	58,079	36,994	152,461

Income (loss) before other income (expense)	(30,311)	(24,449)	(58,079)	(2,572)	(152,461)

Other income (expense)
(Loss) on sale of properties	-	-	-	(46,899)	-
Gain on relief of debt	-	-	-	480,507	-
Interest (expense)	(15,599)	(49,215)	(30,824)	(105,517)	(136,632)
Interest income	-	157	-	309	825
	(15,599)	(49,058)	(30,824)	328,400	(135,807)

Net income (loss)	(45,910)	(73,507)	(88,903)	325,828	(288,268)

Foreign currency translation gain (loss)	(32,320)	1,845	(54,289)	(9,428)	9,234

Comprehensive income (loss)	$ (78,230)	$ (71,662)	$ (143,192)	$ 316,400	$ (279,034)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.02

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Six Month Period Ended		(Inception of
	September 30,	September 30,	Development Stage)
	2009	2008	to September 30, 2009

Cash flows from operating activities:
Net income (loss)	$ (88,903)	$ 325,828	$ (288,268)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss on sale of properties	-	46,899	-
(Gain) on relief of debt	-	(480,507)	-
Changes in working capital:
(Increase) decrease in accounts receivable	(13,090)	48,313	103,165
Increase (decrease) in accounts payable	(15,561)	93,180	(25,872)
Increase (decrease) in accounts payable and accrued expenses - related party	105,831	(31,161)	(459,083)
Net cash provided by (used in) operating activities	(11,723)	2,552	(670,058)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	88,689	940,697	1,158,710
Net cash provided by investing activities	88,689	940,697	1,158,710

Cash flows from financing activities:
Payments on loan payable - related party	(53,190)	-	(508,067)
Net cash (used in) financing activities	(53,190)	-	(508,067)

Effect of currency rate change (loss)	(54,289)	(9,428)	(23,086)

Net increase (decrease) in cash	(30,513)	933,821	(42,501)

Beginning balance, cash	35,973	46,852	47,961

Ending balance, cash	$ 5,460	$ 980,673	$ 5,460

Supplemental cash flow information:
Cash paid for interest	$ 16,117	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ -	$ (1,239,877)	$ -
Accounts receivable given up pursuant to sale of properties	$ -	$ 745,819	$ -
Oil and gas properties sold	$ -	$ 899,819	$ -
Accounts payable relieved pursuant to sale of properties	$ -	$ (839,369)	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2009, the Company has an accumulated (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($288,268).

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic “Fair Value Measurement and Disclosure”, which provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This FSP is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

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

The FAS issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, effective for periods beginning on or after December 15, 2010. This amendment affects any public entity as defined bt Topic 805, “Business Combinations” that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of  ASU 2010-29 will not have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses from inception through June 1, 2008 of ($6,839,714) and further losses of ($288,268) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($473,982) at September 30, 2009, and working capital and stockholders’ (deficits) of ($330,790) at March 31, 2009. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

On September 18, 2008, the Company entered into, jointly with Netco Energy, a Sale and Purchase Agreement with EnCana Oil and Gas (“EnCana”) to sell their assets in the Smoky Area of Alberta for a total net price of CDN $1,600,000.  The aforementioned Sale and Purchase Agreement closed on September 30, 2008.  The net proceeds from the sale amounted to CDN $1,102,939 (US $1,158,710).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the six months ended September 30, 2009 and 2008 were $45,550 and $25,200, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of September 30, 2009, the balance of the loan and accrued interest payable was CDN $470,104 (US $438,074) compared to CDN $516,127 (US $409,560) at March 31, 2009.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations.    In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,102,939 (US $1,158,710).

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. in accounts payable and under a promissory note dated March 31, 2006 in the amount of CDN $980,905 (US $840,464).  Caravel Management Corp, is a private management services company wholly-owned by our sole director and officer.  As of September 30, 2009, the remaining principal and accrued interest due to Caravel totalled CDN $470,104 (US $438,074). As of December 31, 2010, our balance due to Caravel under this obligation was CDN $659,093 (US $662,671).

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the six month period ended September 30, 2009, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2009, which are included herein.

Our operating results for the three months ended September 30, 2009, for the three months ended September 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Difference Increase/(Decrease) %
General and administrative	$30,311	$24,449	23.9%
Interest expense	$15,599	$49,215	(68.3)%
Foreign currency translation gain (loss)	$(32,320)	$1,845	(1,851.7)%
Interest income	$Nil	$157	(100)%
Net (loss)	$(45,910)	$(73,507)	(37.5)%

We generated a net loss of ($45,910) for the three months ended September 30, 2009 compared to a net loss of ($73,507) for the three months ended September 30, 2008.  Net loss per common share was $Nil for the three months ended September 30, 2009 and $Nil per common share September 30, 2008.

Interest expense for the three months ended September 30, 2009 totalled $15,999 compared to $49,215 for the three months ended September 30, 2008.  The decrease reflected significantly lower loan balances in the quarter ended September 30, 2009.

We reported a foreign currency translation loss of ($32,320) for the three months ended September 30, 2009 compared to a translation gains of $1,845 during the three month period ended September 30, 2008  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Difference Increase/(Decrease) %
Administration fees	$24,775	$12,600	96.6%
Legal fees	$450	$787	(42.8)%
Office & MIS	$1,079	$625	72.5%
Transfer Agent & Filing Fees	$23	$3,215	(99.3)%
Accounting	$3,984	$4,600	(13.4)%
Consulting Fees	$Nil	$3,186	(100)%

General and administrative expenses increased to $30,311 for the three months ended September 30, 2009 from $24,449 in fiscal 2009.  General expenses included administration fees amounting to $24,775 for the three months ended September 30, 2009 compared to $12,600 for the three months ended September 30, 2008.  Office and Management Information System fees increased from $625 in the quarter ended September 30, 2008 to $1,079 in the same period ended September 30, 2009.    Legal fees decreased to $450 for the three months ended September 30, 2009 from $787 in the three months ended September 30, 2008.  Filing fees and transfer agent fees fell to $23 for the three months ended September 30, 2009 compared to $3,215 in the same period ended September 30, 2008.  Consulting fees fell to $Nil in the period ended September 30, 2009 from $3,186 for the same period in 2008.  The consulting fees incurred in the prior period related to property reports compiled with respect to the sale of our oil and gas properties.   Accounting fees decreased to $3,984 for the period ended September 30, 2009 from $4,600 for the same period in 2008.  Filing fees decreased due in part to fewer financial statement filings in the period.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2009, which are included herein.

Due to the sale of our oil and gas properties in the prior period, operations for the current period ended September 30, 2009 include no operating information relating to oil and gas property interests.  Operations for the prior period ended September 30, 2008 included only two months of oil and gas operating information, April and May 2008 as the properties were sold effective June 1, 2008.

Our operating results for the six months ended September 30, 2009, for the six months ended September 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Difference Increase/(Decrease) %
Revenue	$Nil	$100,371	(100)%
General and administrative	$58,079	$36,994	57%
Interest expense	$30,824	$105,517	(71)%
Oil and gas operating expenses	$Nil	$59,926	(100)%
Royalty expenses (credits)	$Nil	$6,023	(100)%
(Loss) on sale of properties	$Nil	$(46,899)	(100)%
Gain on relief of debt	$Nil	$480,507	100%
Interest income	$Nil	$309	(100)%
Net income (loss)	$(88,903)	$325,828	(127)%
Foreign currency translation (loss)	$(54,289)	$(9,428)	476%
Comprehensive income (loss)	$(143,192)	$316,400	(1,452.6)%

We generated a net (loss) of ($88,903) for the six months ended September 30, 2009 compared to net income of $325,828 for the six months ended September 30, 2008.  Net (loss) per common share for the six months ended September 30, 2009 was ($0.01) compared to earnings of $0.02 per common share for the six months ended September 30, 2008.  Net income for the prior period ended September 30, 2008 was due to a gain on relief of debt of $480,507 partially offset by a (loss) on the sale of properties of ($46,899).  Revenues decreased to $Nil for the six months ended September 30, 2009 from $100,371 for the six months ended September 30, 2008. The decrease in revenues was due to the sale of the oil and gas properties on June 1, 2008.    Royalty expenses of $Nil were reported for the period ending September 30, 2009 decreasing from  $6,023 for the six months ended September 30, 2008.  Operating expenses decreased to $Nil for the six months ended September 30, 2009 from $59,926 for the same period in 2008.

Interest expense for the six months ended September 30, 2009 totalled $30,824 compared to $105,517 for the six months ended September 30, 2008.  The decrease reflected significantly lower loan balances in the six months ended September 30, 2009.

 We reported a foreign currency translation loss of ($54,289) for the six months ended September 30, 2009 compared to a loss of ($9,428) during the same six month period in 2008.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation loss primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the six month periods are outlined in the table below:

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Difference Increase/(Decrease) %
Administration fees	$49,550	$25,200	97%
Legal fees	$450	$934	(52)%
Office & MIS	$1,572	$2,906	(46)%
Transfer Agent & Filing Fees	$523	$3,215	(84)%
Accounting	$5,984	$6,600	(9)%
Consulting Fees	$Nil	$3,186	(100)%

General and administrative expenses increased to $58,079 for the six months ended September 30, 2009 from $36,995 for the six months ended September 30, 2008.  General expenses included an increase in administration fees from $25,200 to $49,550 for the six month period ended September 30, 2009.  Office and Management Information System fees decreased from $2,906 in the six months ended September 30, 2008 to $1,572 in the same period ended September 30, 2009.  Consulting fees decreased to $Nil in the six month period ended September 30, 2009 from $3,186 for the same period in the prior year.  Legal fees decreased to $450 for the six months ended September 30, 2009 from $934 in the six months ended September 30, 2008.  Filing fees and transfer agent fees fell to $523 for the six months ended September 30, 2009 compared to $3,215 in the same period ended September 30, 2008.  Accounting fees also decreased from $6,600 for the period ended September 30, 2008 to $5,984 for the period ended September 30, 2009.  The decrease in both filing fees and accounting fees was due to fewer financial statement filings during the current period

Liquidity and Financial Condition

Working Capital

	At September 30, 2009 (Unaudited)	At March 31, 2009
Current Assets	$18,891	$125,003
Current Liabilities	$492,873	$455,793
Working Capital Deficiency	$(473,982)	$(330,790)

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Cash flows provided by (Used in) Operating Activities	$(11,723)	$2,552
Cash flows provided by Investing Activities	$88,689	$940,697
Cash flows (used in) Financing Activities	$(53,190)	$Nil
Effect of exchange rate changes	$(54,289)	$(9,428)
Net increase (decrease) in cash	$(30,513)	$933,821

Operating Activities

Net cash (used in) operating activities was ($11,723) in the six months ended September 30, 2009 compared with net cash provided by operating activities of $2,552 in the same period in 2008.  The increase in cash used in operating activities of $14,275 is mainly attributed to an increase in accounts receivable and a decrease in accounts payable, partially offset by an  increase in accounts payable and accrued expenses – related party.  Net income for the six months ended September 30, 2009 decreased to a loss of ($88,903) compared to net income of $325,828 for the six months ended September 30, 2008, primarily due to the net gain on debt relief in the prior period..

Financing Activities

Net cash used in financing activities was ($53,190) in six months ended September 30, 2009 compared to $Nil in the same period in 2008.  The difference resulted from a payment on the loan of $53,190 during the period ended September 30, 2009.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of September 30, 2009, the balance of the loan and accrued interest payable was $438,074 compared to $409,560 at March 31, 2009.

After subsequent payments made and additional proceeds granted, along with accrued interest our balance due to Caravel at December 31, 2010 was CDN $659,093 (US $662,671).

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

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for the acquisition of any new business venture.

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

Future Financings

As of December 31, 2010, we had cash of CDN $13,666 (US $13,456).  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as of June 30, 2007.  Accordingly, we realized limited revenues and profit from our operations.  Any profitability in the future will be dependent upon acquiring a new business opportunity.  Effective June 1, 2008. we sold our oil and gas assets and re-entered the development stage.

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

Date:    March 9, 2011

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

Date:  March 9, 2011

“John R Hislop”
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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2009 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 9, 2011

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