Form 10-Q
period 2009-12-31
NATION ENERGY INC
filed 2011-03-11
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of March 9, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2009 and 2008 (unaudited) and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2009 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2009 and 2008 (unaudited) and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2009 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended December 31, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	December 31,	March 31,
	2009	2009
	(unaudited)
Current assets:
Cash	$ 13,456	$ 35,973
Accounts receivable	-	84,030
Prepaid expenses	5,000	5,000
Total current assets	18,456	125,003

	$ 18,456	$ 125,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 33,079	$ 45,361
Accounts payable and accrued expenses - related party	100,052	16,989
Loans payable - related party	415,836	393,443
Total current liabilities	548,967	455,793

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) after the development stage	(333,668)	(199,365)
Accumulated comprehensive (loss):
Foreign currency translation	(241,529)	(176,111)
	(530,511)	(330,790)

	$ 18,456	$ 125,003

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(unaudited)
					June 1, 2008
					(Inception of
	For the Three Month Period ended		For the Nine Month Period ended		Development Stage)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	to December 31, 2009

Revenue:	$ -	$ -	$ -	$ 100,371	$ -
Direct expenses:
Royalties	-	-	-	6,023	-
Operating	-	-	-	59,926	-
	-	-	-	65,949	-

Operating income	-	-	-	34,422	-

General and administrative	28,574	30,077	86,653	67,071	181,035

Loss before other income (expense)	(28,574)	(30,077)	(86,653)	(32,649)	(181,035)

Other income (expense)
(Loss) on sale of properties	-	-	-	(46,899)	-
Gain on relief of debt	-	-	-	480,507	-
Interest expense	(16,826)	(25,908)	(47,650)	(131,425)	(153,458)
Interest income	-	623	-	932	825

Net income (loss)	(45,400)	(55,362)	(134,303)	270,466	(333,668)

Foreign currency translation income (loss)	(11,129)	21,217	(65,418)	11,789	(34,215)

Comprehensive income (loss)	$ (56,529)	$ (34,145)	$ (199,721)	$ 282,255	$ (367,883)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.02

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Nine Month Period Ended		(Inception of
	December 31,	December 31,	Development Stage)
	2009	2008	to December 31, 2009

Cash flows from operating activities:
Net income (loss)	$ (134,303)	$ 270,466	$ (333,668)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Loss on Sale of Properties	-	46,899	-
(Gain) on relief of debt	-	(480,507)	-
Changes in working capital:
(Increase) decrease in accounts receivable	(4,659)	-	111,596
(Increase) in prepaid expenses	-	(24,386)	-
(Decrease) in accounts payable	(12,282)	(317,881)	(22,593)
Increase (decrease) in accounts payable and accrued expenses - related party	158,646	(168,840)	(406,268)
Net cash provided by (used in) operating activities	7,402	(674,249)	(650,933)

Cash flows from investing activities:
Proceeds from sale of properties	88,689	1,070,021	1,158,710
Net cash provided by investing activities	88,689	1,070,021	1,158,710

Cash flows from financing activities:
Payments on loan payable - related party	(53,190)	(361,550)	(508,067)
Net cash (used in) financing activities	(53,190)	(361,550)	(508,067)

Effect of currency rate change gain (loss)	(65,418)	11,789	(34,215)

Net increase (decrease) in cash	(22,517)	46,011	(34,505)

Beginning balance, cash	35,973	46,852	47,961

Ending balance, cash	$ 13,456	$ 92,863	13,456

Supplemental cash flow information:
Cash paid for interest	$ 16,117	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ -	$ (1,239,877)	$ -
Accounts receivable given up pursuant to sale of properties	$ -	$ 745,819	$ -
Oil and gas properties sold	$ -	$ 899,819	$ -
Accounts payable relieved pursuant to sale of properties	$ -	$ (839,369)	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

December 31, 2009

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has an accumulated (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($333,668), for the period from June 1, 2008 through December 31, 2009.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure”, provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This FSP is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  Adoption did not have a material impact on our financial position, results of operations or financial disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC topic “Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162.  This standard establishes only two levels of GAAP, authoritative and non-authoritative.  This ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009 did not have any impact on its financial statements other than to modify certain existing disclosures.

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

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The adoption of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

The FAS issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, effective for periods beginning on or after December 15, 2010.  This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into business combinations that are material on an individual or aggregate basis.  The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period has occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of ASU 2010-29 did not have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further losses of ($333,668) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($530,511) at December 31, 2009, and working capital and stockholders’ (deficits) of ($330,790), respectively, at March 31, 2009. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  On January 1, 2009, the Company revised the previous verbal agreement with Caravel.  The agreement now provides for management and administrative services, office rent and supplies for $7,865 per month, plus 5% tax ($8,258 total).  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the nine months ended December 31, 2009 and 2008 were $74,324 and $37,800, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of March 31, 2009, the balance of the loan and accrued interest payable was CDN $516,175 (US $409,560) compared to CDN $487,878 (US $466,155) at December 31, 2009.

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a promissory note dated March 31, 2006 in the amount of CDN $980,905 (US $840,464), including principal, interest and accounts payable.  Caravel Management Corp is a private management services company wholly-owned by our sole director and officer.  As of December 31, 2008, the remaining principal and accrued interest due to Caravel totalled US $527,369. As of December 31, 2010, our balance to Caravel under this obligation was CDN $659,093 (US $662,671).

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2009, which are included herein.

Our operating results for the three months ended December 31, 2009, for the three months ended December 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Difference Increase/(Decrease) %
General and administrative	$28,574	$30,077	(5.0)%
Interest expense	$16,826	$25,908	(35.1)%
Interest income	$Nil	$623	(100)%
Net (loss)	$(45,400)	$(55,362)	18.0%
Foreign currency translation gain (loss)	$(11,129)	$21,217	(152.5)%
Comprehensive (loss)	$(56,529)	$(34,145)	(65.6)%

We generated a net (loss) of ($45,400) for the three months ended December 31, 2009 compared to a net (loss) of ($55,362) for the three months ended December 31, 2008.  Net (loss) per common share for the three months ended December 31, 2009 was $Nil per common share compared to $Nil per common share for the period ended December 31, 2008.

Interest expense for the three months ended December 31, 2009 totalled $16,826 compared to $25,908 for the three months ended December 31, 2008.  The decrease in interest expense reflected lower loan balances in the quarter ended December 31, 2009.

 We reported a foreign currency translation (loss) of ($11,129) for the three months ended December 31, 2009 compared to a translation gain of $21,217 during the three month period ended December 31, 2008.  Our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The rise in the value of the Canadian dollar relative to the US dollar during the current period resulted in a foreign currency translation (loss) primarily as a result of our loans payable being due in Canadian dollars for the period ended December 31, 2009.  During the quarter ended December 31, 2008 the Canadian dollar weakened slightly resulting in a gain on translation for the period ended December 31, 2008.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Difference Increase/(Decrease) %
Administration fees	$24,775	$12,600	96.6%
Legal fees	$176	$6,563	(97.3)%
Office & MIS	$1,123	$1,466	(23.4)%
Accounting	$2,500	$3,500	(28.6)%

General and administrative expenses decreased to $28,574 for the three months ended December 31, 2009 from $30,077 for the three months ended December 31, 2008.  The decrease of $1,503 in general and administrative expense was primarily due to a decrease in legal expenses during the current period. General expenses included administration fees increased to $24,775 for the period ending December 31, 2009 compared to $12,600 for the three month period ended December 31 2008.  Office and Management Information System fees decreased slightly from $1,466 in the quarter ended December 31, 2008 to $1,123 in the same period ended December 31, 2009.  Legal fees decreased significantly during the three month period to $176 for the three months ended December 31, 2009 from $6,563 in the three months ended December 31, 2008.  The decrease in legal fees was due to fewer legal filing reviews as well as increased legal expenses in the prior period due to costs incurred and charged due to the sale of our oil and gas properties.   Accounting fees decreased for the period ended December 31, 2009 to $2,500 from $3,500 for the three month period ended December 31, 2008.  The decrease in both accounting and legal fees was mainly attributed to a decrease in professional fees due to the catch up of our financial statement filings.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2009, which are included herein.

Operations for the prior period ended December 31, 2008 included two months of operating information relating to our oil and gas property interests which were sold effective June 1, 2008.

Our operating results for the nine months ended December 31, 2009, for the nine months ended December 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008	Difference Increase/(Decrease) %
Revenue	$Nil	$100,371	(100)%
General and administrative	$86,653	$67,071	29%
Interest expense	$47,650	$131,425	(64)%
Oil and gas operating expenses	$Nil	$59,926	(100)%
Royalty expense (credits)	$Nil	$6,023	(100)%
(Loss) on sale of properties	$Nil	($46,899)	(100)%
Gain on relief of debt	$Nil	$480,507	(100)%
Interest income	$Nil	$932	(100)%
Net income (loss)	$(134,303)	$270,466	(150)%
Foreign currency translation gain (loss)	$(65,418)	$11,789	(655)%
Comprehensive income (loss)	$(199,721)	$282,255	(170.8)%

We generated a net (loss) of ($134,303) for the nine months ended December 31, 2009 compared to net income of $270,466 for the nine months ended December 31, 2008.  Net earnings per common share for the nine months ended December 31, 2008 was $0.02, decreasing to a net (loss) per common share of $(0.01) for the nine months ended December 31, 2009.   Revenues decreased to $Nil for the nine months ended December 31, 2009 from $100,371 for the nine months ended December 31, 2008. The decrease in revenues paid and revenue related expenses was due to the sale of our oil and gas properties effective June 1, 2008.  Royalty expenses of $Nil were reported for the nine months ended December 31, 2009 compared to royalty expenses of $6,023 for the nine months ended December 31, 2008.  Operating expenses decreased to $Nil for the nine months ended December 31, 2009 from $59,926 for the same period in 2008 primarily due to prior period repairs.

Interest expense for the nine months ended December 31, 2009 totalled $47,650 compared to $131,425 for the nine months ended December 31, 2008.  The decrease reflected lower loan balances in the nine months ended December 31, 2009.

We reported a foreign currency translation (loss) of ($65,418) for the nine months ended December 31, 2009 compared to a gain of $11,789 during the same nine month period in fiscal 2008.  The unrealized foreign exchange (loss) increased due to the realization of most of our accounts receivable and payables with the sale of the oil and gas properties.  In prior periods our revenues and expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The continuing stabilization of the value of the Canadian dollar relative to the US dollar resulted in a foreign currency translation (loss) primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the nine month period are outlined in the table below:

	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008	Difference Increase/(Decrease) %
Administration fees	$74,324	$37,800	96.6%
Legal fees	$626	$7,497	(91.6)%
Office & MIS	$2,696	$4,371	(38.3)%
Consulting fees	$Nil	$3,186	(100)%
Transfer Agent & Filing Fees	$523	$4,117	(87.3)%
Accounting	$8,484	$10,100	(16.0)%

General and administrative expenses increased to $86,653 for the nine months ended December 31, 2009 from $67,071 in the nine months ended December 31, 2008.  General expenses included administration fees increasing from $37,800 to $74,324 for the nine month period ended December 31, 2009.  Office and Management Information System fees decreased from $4,372 in the nine months ended December 31, 2008 to $2,695 in the same period ended December 31, 2009.    Legal fees decreased to $626 for the nine months ended December 31, 2009 from $7,497 in the nine months ended December 31, 2008.  Legal fees increased during the nine months ended December 31, 2008 in part as a result of the sale of the oil and gas properties.  As a result of fewer filings during the nine months ended December 31, 2009 filing fees and transfer agent fees amounted to $523 a decrease compared to $4,117 for the nine months ended December 31, 2008.  Accounting fees also decreased from $10,100 in the nine months ended December 31, 2008 to $8,484 for the nine months ended December 31, 2009 primarily as a result of fewer financial statement filings completed during the period then ended.

Liquidity and Financial Condition

Working Capital

	(Unaudited) At December 31, 2009	At March 31, 2009
Current Assets	$18,456	$125,003
Current Liabilities	$548,967	$455,793
Working Capital Deficiency	$530,511	$330,790

	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008
Cash flows provided by (used in) Operating Activities	$7,402	$(674,249)
Cash flows provided by Investing Activities	$88,689	$1,070,021
Cash flows (used in) Financing Activities	$(53,190)	$(361,550)
Effect of exchange rate changes	$(65,418)	$11,789
Net increase (decrease) in Cash	$(22,517)	$46,011

Operating Activities

Net cash provided by operating activities was $7,402 during the nine months ended December 31, 2009, compared with net cash (used in) operating activities of ($674,249) in the same period in 2008.  The decrease in cash (used in) operating activities of $673,220 is mainly attributed to a decrease in accounts payable, a decrease in accounts payable and accrued expenses – related party and a gain on the relief of debt related to the sale of the properties for the prior period.  Net (loss) for the nine month period ended December 31, 2009 was ($134,303) versus net income of $270,466 for the nine months ended December 31, 2008.

Investing Activities

Net cash provided by investing activities decreased to $88,689 for the nine months ended December 31, 2009 compared to net cash provided by investing activities of $1,070,021 for the nine months ended December 31, 2008.  The cash provided relates to proceeds from the sale of our oil and gas property in the prior period ended December 31, 2008.

Financing Activities

Net cash (used in) financing activities was ($53,190) in the nine months ended December 31, 2009 compared to net cash (used in) financing activities of ($361,550) in the same period in 2008.  The difference resulted from payments made on our loan payable to related party in 2009 totalling $53,190 compared to $361,550 during the same period in 2007.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of December 31, 2009, the balance of the loan and accrued interest payable was CDN $487,878 (US $466,155) compared to CDN $516,127 (US $409,560) at March 31, 2009.  We made additional payments and required further proceeds be drawn on the loan bringing the balance due to Caravel as of December 31, 2010 of CDN $659,093 (US $662,671).

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

Future Financings

As of December 31, 2010, we had cash of $10,231.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

(10)

Material Contracts

10.1

1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000)

10.2

Farm-in Agreement with Olympia Energy Inc., dated November 21, 2001 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2002)

10.3

Agreement with Netco Energy Inc. dated January 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005)

10.4

Demand Promissory Note issued to Caravel Management Inc., dated March 31, 2006 (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010)

10.5

Petroleum, Natural Gas and Related Rights Conveyance dated September 18, 2008 between Nation Energy Inc., Netco Energy Inc. and EnCana Oil & Gas Partnership (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008)

10.6

Termination Agreement dated September 26, 2008 between Nation Energy Inc., and EnCana Oil & Gas Partnership (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010)

10.7

Management Services Agreement dated January 1, 2009 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010)

10.8

Management Services Agreement dated November 1, 2010 between Nation Energy Inc., and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on December 2, 1010)

(14)

Code of Ethics

14.1

Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 15, 2004).

(31)

Section 302 Certifications

31.1*

Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002

99.1

Audit Committee Charter (incorporated by reference from our Annual report on Form 10K filed with the Securities and Exchange Commission on February 9, 2011)

*Filed herewith

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

Date:     March 10, 2011

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

Date: March 10, 2011

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended December 31, 2009 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated March 10, 2011

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