Form 10-K
period 2010-03-31
NATION ENERGY INC
filed 2011-03-31
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2010

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

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $72,198 based on a price of $0.012 per share, being the price at which the common equity was last sold on September 30, 2009.

State issuer's revenues for its most recent fiscal year.  $Nil for the year ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of March 31, 2011.

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

On November 29, 2006 we entered into a letter of intent with Netco Energy Inc. pursuant to which we granted Netco the right to earn 60% of our interest in a new exploratory well proposed at Boltan, well bore 1-16-59-2W6  (the “Test Well”) and the land,  Section 16, Twp 59, Rge 2 W6M, on which the well is located.  A farm-in agreement was made effective January 1, 2007 (the “1-16 Farm-in Agreement)

The 1-16 Farm-in Agreement provided that Netco Energy Inc. would acquire 60% of Nation’s 15% interest in the Test Well and the section of land where the Test Well is located by funding Nation’s share of related drilling and development costs.  Netco Energy Inc. would earn a 15% before payout (and 9% after payout) interest in the Test Well.  The 1-16-59-2W6M well reached a total depth of 3,585 meters in January 2007 and was cased as a potential gas well.  Completion operations commenced in early February 2007 and were suspended later that month due to early spring break up and road access bans.  Completion operations and tie-in of the Test Well resumed in July 2007 and the Test Well was placed in production to sales in November 2007.  Effective May   1, 2008, EnCana Oil and Gas Partnership (“EnCana”) purchased Churchill Energy’s interests in the Bolton properties and assumed operatorship.

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties, on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,102,939 (US $1,158,710 - $1,029,385 from EnCana, plus an additional $129,325 from Netco Energy).

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a demand promissory note dated March 31, 2006 in the original amount of CDN $980,905 (US $840,464).  Caravel Management Corp, is a private management services company wholly-owned by our sole director and officer.  As of March 31, 2010 and December 31, 2010, the remaining principal and accrued interest due to Caravel totalled CDN $510,239 (US $502,402) and CDN $659,093 (US $662,671), respectively.

Our Current Business

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

We had a working capital deficit of $613,996 as of March 31, 2010.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Our shares of common stock are currently listed for public trading on the OTC Markets Group Inc.  The trading price of our shares of common stock has been subject to wide fluctuations.  Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by shares of our common stock will be matched or maintained.  These broad market and industry factors may adversely affect the market price of the shares of our common stock, regardless of our operating performance.

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

Our future success depends upon our ability to find, develop and acquire oil and natural gas reserves that are profitable.  Oil and natural gas are depleting assets, and production from oil and natural gas from properties declines as reserves are depleted with the rate of decline depending on reservoir characteristics.  If we are unable to conduct future successful exploration or development activities or acquire properties containing proved reserves our cash flows will be adversely affected.  Acquiring reserves through exploration, development activities or acquisitions will require significant capital which may not be available to us.

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

Holders of our Common Stock

As of March 31, 2011, we had 16,020,000 shares of common stock outstanding and approximately 23 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options.  On February 26, 2003, options to purchase 225,000 common shares were granted to the Company’s Chief Executive Officer and Chief Financial Officer and vested immediately upon grant.  The options were granted at an exercise price of $0.10 expiring February 26, 2008.  The remaining options under this grant expired unexercised during the year ended March 31, 2008.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2010.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
-	-	2,500,000

Recent Sales of Unregistered Securities

We did not issue any shares during the fiscal years ended March 31, 2010 and 2009.

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Disclosure of Outstanding Share Data

As at the date of this annual report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this annual report.

RESULTS OF OPERATIONS – Years Ended March 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2010, which are included herein.

Our operating results for the year ended March 31, 2010, for the year ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Difference Increase/(Decrease) %
Revenue	$Nil	$100,371	(100)%
General and administrative	$137,926	$101,221	36%
Interest expense	$65,128	$147,543	(56)%
Oil and gas operating expenses	$Nil	$59,926	(100)%
Royalty expense	$Nil	$6,023	(100)%
(Loss) on sale of properties	$Nil	($46,899)	(100)%
Gain on relief of debt	$Nil	$480,507	(100)%
Interest income	$Nil	$932	(100)%
Net income (loss)	($203,054)	$220,198	(192)%

We generated a net (loss) of $(203,054) for the year ended March 31, 2010 compared to income of $220,198 for the year ended March 31, 2009.  Net earnings (loss) per common share for the year ended March 31, 2010 was ($0.01) compared to net income of $0.01 per common share for the year ended March 31, 2009.  Effective June 1, 2008 we sold all of our oil and gas properties resulting in no impairment, depletion, depreciation or amortization expenses for the year ended March 31, 2010.  Revenues for the year ended March 31, 2010 decreased to $Nil from $100,371 for the year ended March 31, 2009.  The decrease was a due to the sale of the oil and gas producing properties in the prior year.  As a result of the sale, royalty and operating expenses decreased as well to $Nil and $Nil for the year ended March 31, 2010 from $6,023 and $59,926 respectively in the prior year.  General and administrative expenses increased to $137,926 from $101,221.

Interest expense for fiscal 2010 totalled $65,128 compared to $147,543 for fiscal 2009.  The decrease reflected the lower average outstanding balance of shareholder loans in fiscal 2010 versus fiscal 2009.

We reported a foreign currency translation (loss) of ($80,152) in fiscal 2010 compared to a gain of $19,768 in fiscal 2009.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2010 rose significantly compared to consistent and lower values in the value of the Canadian dollar during the prior fiscal year ended March 31, 2009.  The rise in fiscal 2010 resulted in a foreign currency translation loss.  The Canadian dollar remained fairly consistent, dropping slightly in value during fiscal 2009 resulting in a gain on translation.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Difference Increase/(Decrease) %
Administration fees	$99,842	$62,575	60%
Office & MIS	$3,090	$4,944	(38)%
Consulting Fees	$Nil	$3,186	(100)%
Legal fees	$5,737	$7,799	(26)%
Transfer Agent & Filing Fees	$1,273	$4,117	(69)%
Accounting	$27,984	$18,600	50%
Total Expenses	$137,926	$101,221	36%

General and administrative expenses increased to $137,926 in fiscal 2010 from $101,222 in fiscal 2009.  General expenses included an increase in administration fees to $99,842 in fiscal 2010 from $62,575 in fiscal 2009, substantially due to an increase in the monthly management fees paid to a related party.  Consulting fees decreased to $Nil for the year ended March 31, 2010 from $3,186 for the prior year ended March 31, 2009.  Office expenses and Management Information System fees decreased to $3,090 in fiscal 2010 from $4,946 due primarily to travel charges incurred during the prior fiscal period of $1,831.  Legal fees decreased to $5,737 in fiscal 2010 from $7,799 in the prior fiscal year mainly due to legal fees associated with the sale of our oil and gas properties.  Filing fees and transfer agent fees decreased to $1,273 in fiscal 2010 from $4,117 in the prior fiscal period.  Accounting fees increased to $27,984 for the year ended March 31, 2010 from $18,600 in the prior year ended March 31, 2009.  The increase in accounting fees was due to more accounting reviews booked in the current year relating to catching up our financial statement filings.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2010	Year Ended March 31, 2009
Current Assets	$12,596	$125,003
Current Liabilities	$626,592	$455,793
Working Capital (Deficiency)	($613,996)	($330,790)

Cash Flows

	Year Ended March 31, 2010	Year Ended March 31, 2009
Cash flows provided by (used in) Operating Activities	$21,276	$(645,791)
Cash flows provided by Investing Activities	$88,689	$1,070,021
Cash flows (used in) Financing Activities	$(53,190)	$(454,877)
Effect of exchange rate changes on cash	$(80,152)	$19,768
Net (decrease) in cash	$(23,377)	$(10,879)

Operating Activities

Net cash provided by operating activities was $21,276 in the year ended March 31, 2010 compared with net cash (used in) operating activities of ($645,791) in the same period in 2009.  The increase in cash provided by operating activities of $667,067 is mainly attributed to an increase in accounts payable of $7,204 and a further increase of $216,785 in related party accounts payable.  Partially offsetting the decrease in accounts payable was a net (loss) for the current year of ($198,054) compared to income of $220,198 for the prior fiscal year ended March 31, 2009, as well as gain on the relief of debt of $480,507, compared to $Nil in the current year.

Investing Activities

Net cash provided by the sale of our oil and gas properties amounted to $1,070,021 in the year ended March 31, 2009 compared to $88,689 for the year ended March 31, 2010.

Financing Activities

Net cash (used in) financing activities was ($53,190) in the year ended March 31, 2010 compared to net cash (used in) financing activities of ($454,877) provided by financing activities in the year ended March 31, 2009.  The Company also had a non-cash related party advance of $3,915 in fiscal 2010.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.    During the year ended March 31, 2009 payments applied to our loan amounted to CDN $565,089 (US $454,877).  At March 31, 2009 the loan together with interest totalled CDN $516,127 (US $409,560).  During the year ended March 31, 2010 we paid an additional CDN $60,603 (US $53,190) and received a non-cash advance of CDN $4,169 (US $3,915) bringing the total, with accrued interest to CDN $510,239 (US $502,402) at March 31, 2010.  We borrowed an additional CDN $85,094 (US $83,270) and together with accrued interest the loan balance totalled CDN $659,093 (US $662,671) at December 31, 2010.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our Company has incurred losses since inception in excess of $7.2 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash provided by operating activities in fiscal 2010 totalled $21,276 versus net cash (used in) operating activities of ($645,791) in fiscal 2009.  Cash balances were $12,596 and $35,973, as of March 31, 2010 and March 31, 2009, respectively.

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

During the year ended March 31, 2010 we paid an additional CDN $60,603 (US $53,190) and received a non-cash advance of CDN $4,169 (US $3,915) bringing the total, with accrued interest to CDN $510,239 (US $502,402) at March 31, 2010.  We borrowed an additional CDN $85,094 (US $83,270) and together with accrued interest the loan balance totalled CDN $659,093 (US $662,671) at December 31, 2010.

 We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2010, we had cash of US $10,231.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

Oil and Gas Properties

We followed the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs were capitalized only if they could be directly identified with acquisition, exploration, or development activities. As of March 31, 2010, we have not capitalized any internal costs.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 8, 2011

Balance Sheets at March 31, 2010 and 2009

Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2010 and 2009, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2010

Statements of Changes in Stockholders' Equity (Deficit) for the years ended March 31, 2010 and 2009, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2010

Statements of Cash Flows for the years ended March 31, 2010 and 2009, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2010

Notes to the Financial Statements

StarkSchenkein, LLP

BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2010 and 2009, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended and the development stage period of June 1, 2008, to March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2010 and 2009, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended and the period June 1, 2008, to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

StarkSchenkein, LLP

Denver, Colorado

March 8, 2011

Nation Energy, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2010 and 2009

ASSETS

	March 31,
	2010	2009

Current assets:
Cash	$ 12,596	$ 35,973
Accounts receivable	-	84,030
Prepaid expenses	-	5,000
Total current assets	12,596	125,003

	$ 12,596	$ 125,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 48,650	$ 45,361
Accounts payable and accrued expenses - related party	145,308	16,989
Loans payable - related party	432,634	393,443
Total current liabilities	626,592	455,793

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(402,419)	(199,365)
Accumulated comprehensive (loss):
Foreign currency translation	(256,263)	(176,111)
	(613,996)	(330,790)

	$ 12,596	$ 125,003

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended March 31, 2010 and 2009
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2010

			June 1, 2008
	For the Years Ended		(Inception of the
	March 31,		Development Stage)
	2010	2009	to March 31, 2010

Revenue:	$ -	$ 100,371	$ -
Direct expenses:
Royalties	-	6,023	-
Operating	-	59,926	-
	-	65,949	-

Operating income	-	34,422	-

General and administrative	137,926	101,221	232,308

(Loss) before other income (expense)	(137,926)	(66,799)	(232,308)

Other income (expense)
(Loss) on sale of properties	-	(46,899)	-
Gain on relief of debt	-	480,507	-
Interest expense	(65,128)	(147,543)	(170,936)
Interest income	-	932	825

Net income (loss)	(203,054)	220,198	(402,419)

Foreign currency translation gain (loss)	(80,152)	19,768	(111,355)

Comprehensive income (loss)	$ (283,206)	$ 239,966	$ (513,774)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net earnings (loss) per common share - basic and diluted	$ (0.01)	$ 0.01

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit)
for the Years Ended March 31, 2009 and 2010
and Cumulative amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2010

					Accumulated	Accumulated
	Common Stock		Additional	Accumulated	(Deficit)	(Deficit)	Total
	Number of		Paid-in	Comprehensive	Prior to the	During the	Stockholders'
	Shares	Amount	Capital	(Loss)	Development Stage	Development Stage	(Deficit)

Balance at March 31, 2008	16,020,000	$16,020	$ 6,868,380	$ (195,879)	$ (7,259,277)	$ -	$ (570,756)

Comprehensive income	-	-	-	19,768	-	-	19,768

Net income (loss)	-	-	-	-	419,563	(199,365)	220,198

Balance at March 31, 2009	16,020,000	16,020	6,868,380	(176,111)	(6,839,714)	(199,365)	(330,790)

Comprehensive (loss)	-	-	-	(80,152)	-	-	(80,152)

Net (loss)	-	-	-	-	-	(203,054)	(203,054)

Balance at March 31, 2010	16,020,000	$16,020	$ 6,868,380	$ (256,263)	$ (6,839,714)	$ (402,419)	$ (613,996)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended March 31, 2010 and 2009
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2010

			June 1, 2008
	For the Year Ended		(Inception of the
	March 31,		Development Stage)
	2010	2009	to March 31, 2010

Cash flows from operating activities:
Net income (loss)	$ (203,054)	$ 220,198	$ (402,419)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss on sale of properties	-	46,899	-
(Gain) on relief of debt	-	(480,507)	-
Changes in working capital:
(Increase) decrease in accounts receivable	(4,659)	85,826	111,596
Decrease in Prepaid expense	5,000	-	5,000
Increase (decrease) in accounts payable	7,204	(334,418)	(3,107)
Increase (decrease) in accounts payable - related party	216,785	(183,789)	(348,129)
Net cash provided by (used in) operating activities	21,276	(645,791)	(637,059)

Cash flows from investing activities:
Proceeds from sale of properties	88,689	1,070,021	1,158,710
Net cash provided by investing activities	88,689	1,070,021	1,158,710

Cash flows from financing activities:
Payments on loan payable - related party	(53,190)	(454,877)	(508,067)
Net cash (used in) financing activities	(53,190)	(454,877)	(508,067)

Effect of currency rate change	(80,152)	19,768	(48,949)

Net (decrease) in cash	(23,377)	(10,879)	(35,365)

Beginning balance, cash	35,973	46,852	47,961

Ending balance, cash	$ 12,596	$ 35,973	$ 12,596

Supplemental cash flow information:
Cash paid for interest	$ 16,117	$ 358,601	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Accounts receivable pursuant to sale of properties	$ -	$ (1,239,877)	$ -
Accounts receivable given up pursuant to sale of properties	$ -	$ 745,819	$ -
Oil and gas properties sold	$ -	$ 899,819	$ -
Accounts payable relieved pursuant to sale of properties	$ -	$ (839,369)	$ -
Non-cash related party advance	$ 3,915	$ -	$ 3,915

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and 2009

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) since inception of ($7,242,133), has both a working capital and a stockholders’ (deficit) of ($613,996) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($402,419).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Oil and Gas Properties

The Company followed the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures included land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs were capitalized only if they were directly identified with acquisition, exploration, or development activities.  The Company did not capitalized any internal costs.

Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada, and from such date is considered a shell company (see Note 3).

Other Comprehensive Income (Loss)

For the years ended March 31, 2010 and 2009, the only components of comprehensive (loss) were foreign currency translation adjustments.

Segment Reporting

The Company operated in one business segment and will evaluate additional segment disclosure requirements as it expands operations. The Company is currently considered a shell company and has re-entered the development stage.

Stock-Based Compensation

The Company has a stock based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities.  The Company accounts for stock-based compensation in accordance with ASC Subtopic 718 “Compensation – Stock Compensation”. (“ASC 718”) ASC 718-10 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This ASC establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. It also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.  There was no material effect on the financial statements.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP No. 157-4 “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure” which provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This FSP is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  Adoption did not have a material impact on our financial position, results of operations and financial disclosures.

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

In June 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact on the Company’s financial statements, upon the adoption of this standard.

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

In August 2009, the FASB issued ASU 2009-05, which amends ASC Topic 820, “Measuring Liabilities at Fair Value”, which provides additional guidance on the measurement of liabilities at fair value.  These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liabilities is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets.  If these quoted prices are not available, we are required to use another valuation technique, such as income approach or a market approach.  These amended standards are effective from October 1, 2009, and did not have a significant impact on our financial statements.

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

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).   The provisions of ASU 2010-21 did not have a material impact on its financial statements.

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

Note 3.  Oil and Gas Properties

On September 18, 2008, Nation and Netco Energy, Inc. (“Netco”), entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta for total net proceeds of CDN $1,600,000.  The agreement was effective June 1, 2008. The sale of the oil and gas assets closed September 18, 2008, with a second closing in April 2009, for total net proceeds to Nation of CDN $1,102,939 (US $1,029,385) from Encana, plus CDN $160,000 (US $ 129,324) from Netco.  The Company is now considered a shell company. In April 2009, the Company received its final payment from Encana pursuant to the sale of its oil and gas properties, of CDN $150,894 (US $ 88,689).

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

On February 26, 2003, options to purchase a total of 225,000 shares of Common Stock at an exercise price of $0.10 per share were granted to two officers pursuant to the Plan.  Subsequently, on January 20, 2004, the Company cancelled 150,000 share options previously granted to one of the officers.  The Company’s Common Stock was trading at $0.115 per share on the date of the grant.  The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 5-years, expected volatility of 114.65%, risk-free interest rate of 4.2%, and no dividend yield.  The weighted average fair value for the options granted was approximately $0.12 per share.  The options expired on February 26, 2008.

The changes in the outstanding stock options during the years ended March 31, 2010 and March 31, 2009 are summarized as follows:

	March 31, 2010		March 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of year	Nil		Nil
Granted	Nil		Nil
Exercised	Nil		Nil
Expired	Nil		Nil
End of period	Nil		Nil

At March 31, 2010 and 2009, there were no options outstanding.

Note 5.  Income Taxes

The Company accounts for income taxes under the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2010		2009
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2010		2009
Deferred tax assets:
Net operating loss carryforwards		$1,868,000		$$1,799,,000

Less valuation allowance		(1,868,000)		(1,799,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carryforwards of approximately $5,493,000 will expire through 2030.  The deferred tax asset has been fully reserved at March 31, 2010.  The change in the valuation allowance during the year ended March 31, 2010 was $69,000.

Note 6.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel (see Note 7).  The agreement provides for administrative services, office rent and supplies for US $7,865 per month.  Total expenses recognized under this agreement for the years ended March 31, 2010 and 2009 were $99,842 and $62,575 respectively.

(b) Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the original amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars.  During the year ended March 31, 2009, the Company repaid a portion of the Demand Note in the aggregate amount of CDN $1,115,000 (US $813,478), allocating US $454,877 to principal and US $358,601 to accrued interest.  As of March 31, 2010, the balance of the loan payable and accrued interest was CDN $510,239 (US $502,402).

During May and June 2009, the Company made aggregate payments to related party Caravel of CDN  $110,000, allocated in US$ to the payment of accounts payable of $26,030, loan principal of $53,190 and accrued interest of $16,117.

Note 7.  Subsequent Events

Effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month.

Subsequent to March 31, 2010, the Company received cash proceeds and non-cash advances on its related party loan, in the aggregate amount of US $83,270.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2010, including the remedial actions discussed below, we have concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

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

Management’s annual report on internal control over financial reporting

 Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of March 31, 2010.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2010, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected;

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Annual Compensation			Long Term Compensation(1)		Pay-outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Under Options/SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs
John Hislop(2) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	$99,842(3) $62,575(3) $50,760(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(3)  On March 31, 2008, a verbal arrangement was effective with Mr. Hislop, for Caravel Management Corp. to receive remuneration in the amount of $4,230 per month for services, office rent, administration and supplies. During the fiscal year ended March 31, 2009 Mr. Hislop received $4,250 per month until January 1, 2009.  January 1, 2009 through March 31, 2009 he received $7,865.    The agreement continued through March 31, 2010 with the amended agreement becoming effective November 2010.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

On January 1, 2009 we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  After one year following the effective date of the agreement, the monthly fee increases by 3% subject to any required regulatory or stock exchange approval.  Prior to January 1, 2009, we had a verbal contract with Caravel Management Corp., to provide these services for a fee of $4,250 per month.   Subsequently we amended our agreement with Caravel Management to provide administrative services for $3,500 per month effective November 1, 2010.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2010.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2010.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2010.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2010.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2011 there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock

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

During the year ended March 31, 2008, we borrowed an additional CDN $160,000 (US $151,459) and together with interest the balance of the loan and accrued interest was CDN $1,314,101 (US $1,278,433).  During the year ended March 31, 2009 we made payments that were applied to our totalling CDN $565,089 (US $454,876) and together with interest the balance at March 31, 2009 of principal and accrued interest totalled CDN $516,127 (US $409,560).  During the year ended March 31, 2010 we paid an additional CDN $60,603 (US $53,190) and borrowed an additional CDN $4,169 (UIS $3,915) and with accrued interest brought the total loan balance to CDN $510,239 (US $502,402) at March 31, 2010.  During the period ended December 31, 2010, we borrowed an additional CDN $85,094 (US $83,270).  The total loan with accrued interested at December 31, 2010 was CDN $659,093 (US $662,671).

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2010 and 2009 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2010	Year Ended March 31, 2009
Audit Fees	$27,984	$18,600
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$27,984	$18,600

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various filings in arrears filed in 2009.  The fees recorded in the above noted table may not reflect the fees charged for that period due to the various filings that are in arrears, the figures in the table reflect all fees billed, not accrued, for reporting period.  “Audit-related-fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.  “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

NATION ENERGY INC.

By:    _”John R. Hislop”____________________________
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer  and Principal Accounting Officer)

Date:  March  31, 2011

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

Date: March 31, 2011

_”John R. Hislop”_________________
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

(a)

the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2010 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: March 31, 2011

“John R. Hislop”
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