Form 10-Q
period 2010-06-30
NATION ENERGY INC
filed 2011-05-11
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of May 11, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010

Condensed Statements of Operations and Comprehensive (Loss) for the Three Months Ended June 30, 2010 and 2009 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2010 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended June 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	June 30,	March 31,
	2010	2010
	(Unaudited)

Current assets:
Cash	$12,291	$12,596

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$54,635	$48,650
Accounts payable and accrued expenses - related party	187,587	145,308
Loans payable - related party	425,284	432,634
Total current liabilities	667,506	626,592

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(465,922)	(402,419)
Accumulated comprehensive (loss):
Foreign currency translation	(233,979)	(256,263)
	(655,215)	(613,996)

	$12,291	$12,596

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive (Loss)
(Unaudited)
			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2010	June 30, 2009	to June 30, 2010

Revenue:	$ -	$ -	$ -

General and administrative expense	44,584	27,768	276,892

(Loss) before other income (expense)	(44,584)	(27,768)	(276,892)

Other income (expense)
Interest (expense)	(18,919)	(15,225)	(189,855)
Interest income	-	-	825

Net (loss)	(63,503)	(42,993)	(465,922)

Foreign currency translation gain (loss)	22,284	(21,969)	(89,071)

Comprehensive (loss)	$ (41,219)	$ (64,962)	$ (554,993)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2010	June 30, 2009	to June 30, 2010

Cash flows from operating activities:
Net (loss)	$ (63,503)	$ (42,993)	$ (465,922)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in working capital:
(Increase) decrease in accounts receivable	-	(4,659)	111,596
Decrease in prepaid expenses	-	-	5,000
Increase (decrease) in accounts payable and accrued expenses	17,000	(19,000)	13,893
Increase (decrease) in accounts and loan payable - related party	23,414	32,416	(324,715)
Net cash (used in) operating activities	(23,089)	(34,236)	(660,148)

Cash flows from investing activities:
Proceeds from sale of properties	-	88,689	1,158,710
Net cash provided by investing activities	-	88,689	1,158,710

Cashflows from financing activities:
Proceeds from loan payable - related party	500	-	500
Payments on loan payable - related party	-	(53,190)	(508,067)
Net cash provided by (used in) financing activities	500	(53,190)	(507,567)

Effect of currency rate change gain (loss)	22,284	(21,969)	(26,665)

Net (decrease) in cash	(305)	(20,706)	(35,670)

Beginning balance, cash	12,596	35,973	47,961

Ending balance, cash	$ 12,291	$ 15,267	$ 12,291

Supplemental cash flow information:
Cash paid for interest	$ -	$ 16,117	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advances	$ 11,015	$ -	$ 14,930

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2010

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2010 (“The Annual Report”).

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2010, the Company has an accumulated (deficit) of ($6,839,714) and (deficit) accumulated during the development stage of ($465,922).

Certain prior period amounts have been reclassified for comparative purposes.

Note 2.  Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) No. 2010-12. “Income Taxes” (Topic 740). ASU No. 2010-12 amends FASB Accounting Standards Codification (“ASC”) subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010. ASC topic 740 requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of this Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of this Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the Securities and Exchange Commission (“SEC”) would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In May 2010, the FASB issued ASU 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this update are effective as of the announcement date of March 18, 2010. Adoption of the provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160  “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (FASB ASC 810).  Adoption of the provisions of ASU 2010-21 did not have a material impact on our financial statements.

The FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, effective for periods beginning on or after December 15, 2010. This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 did not have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($465,922) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($655,215) at June 30, 2010, and working capital and stockholders’ (deficits) of ($613,996) at March 31, 2010. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

On September 18, 2008, Nation and Netco Energy, Inc. (“Netco”), entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta, to Encana Corporation (“Encana”) for total net proceeds of CDN $1,600,000.  The agreement was effective June 1, 2008. The sale of the oil and gas assets closed September 18, 2008, with a second closing in April 2009, for total net proceeds to Nation of CDN $1,102,939 (US $1,029,385) from Encana, plus CDN $160,000 (US $ 129,325) from Netco.  The Company is now considered a shell company. In April 2009, the Company received its final payment from EnCana pursuant to the sale of its oil and gas properties, of CDN $105,894 (US $88,689).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the three months ended June 30, 2010 and 2009 were $25,518 and $24,775, respectively.  The agreement was subsequently amended, on November 10, 2010, to provide for administrative services, office rent and supplies for $3,500 per month (Note 7).

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the periods ended June 30, 2010 and 2009, the Company received cash proceeds of $500 and $Nil, received non-cash advances of $11,015 and $Nil, and made principal payments of $Nil and $53,190, respectively, related to this obligation. As of June 30, 2010, the balance of the loan and accrued interest payable was CDN $541,353 (US $510,422) compared to CDN $510,239 (US $502,402) at March 31, 2010.

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements have been disclosed below.

a)

On November 1, 2010, the Company revised its written administrative agreement with Caravel.  The agreement now provides for administrative services, office rent and supplies for $3,500 per month.

b)

Subsequent to June 30, 2010, the Company received cash proceeds and non-cash advances on its related party loan in the aggregate amount of CDN $99,632 (US $98,711).

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy Inc., and Encana Corporation (“Encana”) entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to Encana.  As a condition of the agreement, Encana agreed to terminate the payable owing by Nation to Encana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties on September 26, 2008 we entered into a termination agreement with Encana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to Encana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,262,939 (US $1,158,710).

The proceeds of the sale of the Bolton Property on September 18, 2008, were used to partially repay amounts owed to Caravel Management Corp. (“Caravel”) under a promissory note dated March 31, 2006 in the original amount of CDN $980,905 (US $840,464).  Caravel is a private management services company which  is wholly-owned by our sole director and officer.  As of June 30, 2010, the remaining principal and accrued interest due to Caravel totalled CDN $541,353 (US $510,422).

Our Current Business

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the three month period ended June 30, 2010, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS – Three Month Summary

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2010, which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Difference Increase/(Decrease) %
General and administrative	$44,584	$27,768	61%
Interest expense	$18,919	$15,225	24%
Net (loss)	$(63,503)	$(42,993)	48%
Foreign currency translation gain (loss)	$22,284	$(21,969)	(201)%
Comprehensive (loss)	$(41,219)	$(64,962)	(37)%

We generated a net (loss) of ($63,503) for the three months ended June 30, 2010 compared to a net (loss) of ($42,993) for the three months ended June 30, 2009.  Net income per common share for the three months ended June 30, 2010 was $Nil compared to $Nil per common share for the three months ended June 30, 2009.

Interest expense for the three months ended June 30, 2010 totalled $18,919 compared to $15,225 for the three months ended June 30, 2009.  The increase reflected higher loan balances in the quarter ended June 30, 2010.

We reported a foreign currency translation gain of $22,284 for the three months ended June 30, 2010 compared to a (loss) of ($21,969) during the first quarter in fiscal 2009. The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in foreign currency translation adjustments.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Difference Increase/(Decrease) %
Administration fees	$25,518	$24,775	3%
Legal fees	$9,172	$Nil	100%
Office & MIS	$618	$493	25%
Transfer Agent & Filing Fees	$1,026	$500	105%
Accounting	$8,250	$2,000	313%
Total Expenses	$44,584	$27,768	61%

General and administrative expenses increased to $44,584 for the first quarter in fiscal 2011 from $27,768 in fiscal 2010.  General expenses included a slight increase in administration fees from $24,775 to $25,518 for the first quarter in fiscal 2011.  Office and Management Information System fees rose to $618 for the first quarter ended June 30, 2010 from $493 in the first quarter ended June 30, 2009.    Legal fees increased to $9,172 at June 30, 2010 from $Nil in the three months ended June 30, 2009 due to increased legal review of financial statement filings and company status.  Filing fees and transfer agent fees rose to $1,026 during the period ended June 30, 2010 from $500 in the prior period ended June 30, 2009 as a result of increased filing fees charged during the current period. Accounting fees increased to $8,250 at June 30, 2010, compared to $2,000 for the quarter ended June 30, 2009, due to increased SEC filings during the current period.

Liquidity and Financial Condition

Working Capital

	(Unaudited) June 30, 2010	March 31, 2010
Current Assets	$12,291	$12,596
Current Liabilities	$667,506	$626,592
Working Capital (Deficiency)	$(655,215)	$(613,996)

Cash Flows

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Cash flows (used in) Operating Activities	$(23,089)	$(34,236)
Cash flows provided by Investing Activities	$Nil	$88,689
Cash flows provided by (used in) financing activities	$500	$(53,190)
Effect of exchange rate changes on cash	$22,284	$(21,969)
Net (decrease) in Cash	$(305)	$(20,706)

Operating Activities

Net cash (used in) operating activities was $(23,089) in the three months ended June 30, 2010 compared with net cash (used in) operating activities of (34,236) in the same period in 2009.  The decrease in cash (used in) operating activities of $11,147 is mainly attributed to an increase in accounts payable and an increase in related party accounts payable.  Operating income decreased to a (loss) of $(63,503) in the three month period ended June 30, 2010 compared to a (loss) of $(42,993) over the three months ended June 30, 2009.  The increase in operating (loss) was due to the increase in general and administration costs and interest expense partially offset by foreign currency translation gains.

Financing Activities

Net cash provided by financing activities was $500 in the three months ended June 1, 2010 compared to net cash (used in) financing activities of ($53,190) in the corresponding period in 2009. This is due to the company paying down a portion of its related party loan in 2009.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note. The balance of the loan plus accrued interest, was CDN $541,353 (US $510,422) at June 30, 2010.

Principal and interest at March 31, 2010 totalled CDN $510,239 (US $502,402).  During the three months ended June 30, 2010, we borrowed an additional CDN $11,673 (US $11,515 - $500 cash, $11,015 non-cash) compared to payments totalling CDN $60,603 (US $53,190) applied on the loan principal for the prior period ended June 30, 2009. We borrowed an aggregate total of CDN $99,632 (US $98,711) during the period ended March 31, 2011.  The loan balance plus accrued interest (including  the effects of additional interest accruals and foreign currency translation adjustments through March 31, 2011) totalled CDN $707,991 (US $728,535) at March 31, 2011.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.3 million and had only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations, since we sold our oil and gas properties effective June 1, 2008.

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

During the three months ended June 30, 2010 we borrowed a total of CDN $11,673 (US $11,515 - $500 cash, $11,015 non-cash).  The balances outstanding under the loan agreement totalled CDN $541,353 (US $510,422) at June 30, 2010 versus an aggregate of CDN $510,239 (US $502,402) at March 31, 2010.  At March 31, 2011 the balance of the principal and accrued interest was CDN $707,991 (US $728,535), as discussed above, including the effects of additional interest accruals and foreign currency translation adjustments.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of March 31, 2011, we had cash of $9,376.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2011

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

Date: May 11, 2011

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2010 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2011

“John R Hislop”
John Hislop
President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer
Nation Energy Inc.