Form 10-Q
period 2010-09-30
NATION ENERGY INC
filed 2011-05-31
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of May 26, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2010 and 2009, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2010 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2010 and 2009, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended September 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2010 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	March 31,
	2010	2010
	(Unaudited)

Current assets:
Cash	$ 11,862	$ 12,596
Total current assets	11,862	12,596

	$ 11,862	$ 12,596

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 29,627	$ 48,650
Accounts payable and accrued expenses - related party	249,059	145,308
Loans payable - related party	477,511	432,634
Total current liabilities	756,197	626,592

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(539,218)	(402,419)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(249,803)	(256,263)
	(744,335)	(613,996)

	$ 11,862	$ 12,596

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					June 1, 2008
	For the Three Month Period Ended		For the Six Month Period Ended		(Inception of
	September 30	September 30	September 30	September 30	Development Stage)
	2010	2009	2010	2009	to September 30, 2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-
	-	-	-	-	-

Operating income	-	-	-	-	-

General and administrative	53,070	30,311	97,654	58,079	329,962

Income (loss) before other income (expense)	(53,070)	(30,311)	(97,654)	(58,079)	(329,962)

Other income (expense)
Interest (expense)	(20,226)	(15,599)	(39,145)	(30,824)	(210,081)
Interest income	-	-	-	-	825
	(20,226)	(15,599)	(39,145)	(30,824)	(209,256)

Net income (loss)	(73,296)	(45,910)	(136,799)	(88,903)	(539,218)

Foreign currency translation gain (loss)	(15,824)	(32,320)	6,460	(54,289)	(104,895)

Comprehensive income (loss)	$ (89,120)	$ (78,230)	$ (130,339)	$ (143,192)	$ (644,113)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Six Month Period Ended		(Inception of
	September 30,	September 30,	Development Stage)
	2010	2009	to September 30, 2010

Cash flows from operating activities:
Net (loss)	$ (136,799)	$ (88,903)	$ (539,218)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Changes in working capital:
(Increase) decrease in accounts receivable	-	(13,090)	111,596
Decrease in prepaid expense	-	-	5,000
Decrease in accounts payable	(19,022)	(15,561)	(22,129)
Increase (decrease) in accounts payable and accrued expenses - related party	104,570	105,831	(243,560)
Net cash (used in) operating activities	(51,251)	(11,723)	(688,311)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	88,689	1,158,710
Net cash provided by investing activities	-	88,689	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	50,748	-	50,748
Payments on loan payable - related party	-	(53,190)	(508,067)
Net cash provided by (used in) financing activities	50,748	(53,190)	(457,319)

Effect of currency rate change (loss)	(230)	(54,289)	(49,179)

Net (decrease) in cash	(733)	(30,513)	(36,099)

Beginning balance, cash	12,595	35,973	47,961

Ending balance, cash	$ 11,862	$ 5,460	$ 11,862

Supplemental cash flow information:
Cash paid for interest	$ -	$ 16,117	$ 374,718

Non-cash investing and financing activities:
Non-cash related party advance	$ 21,030	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2010

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

The Company is currently in the development stage.  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has an accumulated (deficit) of ($6,839,714) and subsequent a (deficit) accumulated during the development stage of ($539,218).

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses from inception through June 1, 2008 of ($6,839,714) and further losses of ($539,218) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($744,335) at September 30, 2010, and working capital and stockholders’ (deficits) of ($613,996) at March 31, 2010. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  Caravel is wholly owned by the Company’s officer and director. Total expenses recognized under this agreement for the six months ended September 30, 2010 and 2009 were $49,821 and $49,550, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of September 30, 2010, the balance of the loan and accrued interest payable was CDN $603,055 (US $585,604) compared to CDN $510,239 (US $502,402) at March 31, 2010.

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements have been disclosed below.

a)

On November 1, 2010, the Company revised its written agreement with Caravel.  The agreement now provides for administrative services, office rent and supplies for $3,500 per month.

b)

Subsequent to September 30, 2010, the Company received cash proceeds and non-cash advances on its related party loan in the aggregate amount of CDN $58,948 (US $59,478).

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Difference Increase/(Decrease) %
General and administrative	$53,070	$30,311	75.2%
Interest expense	$20,226	$15,599	30%
Foreign currency translation gain (loss)	$(15,824)	$(32,320)	(51)%
Net (loss)	$(73,296)	$(45,910)	60%

We generated a net loss of ($73,296) for the three months ended September 30, 2010 compared to a net loss of ($45,910) for the three months ended September 30, 2009.  Net loss per common share was $Nil for the three months ended September 30, 2010 and $Nil per common share September 30, 2009.

Interest expense for the three months ended September 30, 2010 totalled $20,226 compared to $15,999 for the three months ended September 30, 2009.  The increase reflected higher loan balances in the quarter ended September 30, 2010.

We reported a foreign currency translation loss of ($15,824) for the three months ended September 30, 2010 compared to a translation loss of ($32,320) during the three month period ended September 30, 2009.  The continuing rise in the value of the Canadian dollar relative to the US dollar resulted in further foreign currency translation losses primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Difference Increase/(Decrease) %
Administration fees	$24,303	$24,775	(1.9)%
Legal fees	$2,529	$450	461.6%
Office & MIS	$866	$1,079	(18.4)%
Transfer Agent & Filing Fees	$13,872	$23	59,310.9%
Accounting	$11,500	$3,984	188.6%

General and administrative expenses increased to $53,070 for the three months ended September 30, 2010 from $30,311 in fiscal 2010. These expenses included administration fees amounting to $24,303 for the three months ended September 30, 2010 compared to $24,775 for the three months ended September 30, 2009.  Office and Management Information System fees decreased from $1,079 in the quarter ended September 30, 2009 to $866 in the same period ended September 30, 2010.    Legal fees increased to $2,529 for the three months ended September 30, 2010 from $450 in the three months ended September 30, 2009.  Filing fees and transfer agent fees rose to $13,872 for the three months ended September 30, 2010 compared to $23 in the same period ended September 30, 2009.  Accounting fees increased to $11,500 for the period ended September 30, 2010 from $3,984 for the same period in 2009.  Filing, legal and accounting fees increased due to increased financial statement filings in the period.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the six months ended September 30, 2010, for the six months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Difference Increase/(Decrease) %
General and administrative	$97,654	$58,079	68%
Interest expense	$39,145	$30,824	27%
Net income (loss)	$(136,799)	$(88,903)	54%
Foreign currency translation gain (loss)	$6,460	$(54,289)	(112)%
Comprehensive income (loss)	$(130,339)	$(143,192)	(9)%

We generated a net (loss) of ($136,799) for the six months ended September 30, 2010 compared to net (loss) of ($88,903) for the six months ended September 30, 2009.  Net (loss) per common share for the six months ended September 30, 2010 was ($0.01) compared to a net (loss) of ($0.01) per common share for the six months ended September 30, 2009.

Interest expense for the six months ended September 30, 2010 totalled $39,145 compared to $30,824 for the six months ended September 30, 2009.  The increase reflected higher loan balances in the six months ended September 30, 2010.

 We reported a foreign currency translation gain of $6,460 for the six months ended September 30, 2010 compared to a loss of ($54,289) during the same six month period in 2009.  The major components of our general and administrative expenses for the six month periods are outlined in the table below:

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Difference Increase/(Decrease) %
Administration fees	$49,821	$49,550	1%
Legal fees	$11,701	$450	2,498%
Office & MIS	$1,484	$1,572	(5)%
Transfer Agent & Filing Fees	$14,899	$523	2,747%
Accounting	$19,750	$5,984	230%

General and administrative expenses increased to $97,654 for the six months ended September 30, 2010 from $58,079 for the six months ended September 30, 2009.  These  expenses included a slight increase in administration fees from $49,550 to $49,821 for the six month period ended September 30, 2010.  Office and Management Information System fees decreased slightly from $1,572 in the six months ended September 30, 2009 to $1,484 in the same period ended September 30, 2010.  Legal fees increased to $11,701 for the six months ended September 30, 2010 from $450 in the six months ended September 30, 2009.  Filing fees and transfer agent fees rose to $14,899 for the six months ended September 30, 2010 compared to $523 in the same period ended September 30, 2009.  Accounting fees also increased from $5,984 for the period ended September 30, 2009 to $19,750 for the period ended September 30, 2010.  The increase in filing, legal, and accounting fees was due to increased financial statement filings during the current period

Liquidity and Financial Condition

Working Capital

	At September 30, 2010 (Unaudited)	At March 31, 2010
Current Assets	$11,862	$12,596
Current Liabilities	$756,197	$626,592
Working Capital Deficiency	$744,335	$613,996

Cash Flows

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Cash flows (used in) Operating Activities	$(51,251)	$(11,723)
Cash flows provided by Investing Activities	$Nil	$88,689
Cash flows provided by (used in) Financing Activities	$50,748	$(53,190)
Effect of exchange rate changes	$(230)	$(54,289)
Net increase (decrease) in cash	$(733)	$(30,513)

Operating Activities

Net cash (used in) operating activities was ($51,251) in the six months ended September 30, 2010 compared with net cash (used in) operating activities of ($11,723) in the same period in 2009.  The increase in cash used in operating activities of $39,528 is mainly attributed to increased operating losses, partially offset by a decrease in accounts payable.  Net income for the six months ended September 30, 2010 decreased to a loss of ($136,799) compared to a loss of ($88,903) for the six months ended September 30, 2009, primarily due to increased general and administration and interest expenses in the current period.

Financing Activities

Net cash provided by financing activities was $50,748 in six months ended September 30, 2010 compared to net cash used in financing activities of ($53,190) in the same period in 2009.  The difference resulted from a payment on the loan of $53,190 during the period ended September 30, 2009 compared to further advances under the loan agreement of $50,748 during the period ended September 30, 2010.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  The balance of the loan, plus accrued interest, was CDN $603,055 (US $585,604) at September 30, 2010.

During the year ended March 31, 2009 we paid a total of CDN $1,115,000 (US $813,478) of which CDN $565,089 (US $454,877) was applied to the loan balance.  Principal and interest at March 31, 2010 totalled CDN $510,239 (US $502,402).  During the six months ended September 30, 2010, we borrowed an additional CDN $52,357 (US $50,748) compared to payments totalling CDN $60,603 (US $53,190) applied on the loan principal for the prior period ended September 30, 2009.  We borrowed an aggregate total of CDN $58,948(US $59,478) during the period ended March 31, 2011.  The loan balance with accrued interested totalled CDN $707,991 (US$728,535) at March 31, 2011.

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

During the six months ended September 30, 2010 we borrowed a total of CDN $52,357 (US $50,748).  During the six months ended September 30, 2009 we paid down a total of CDN $60,603 (US $53,190).   The balances outstanding under the loan agreement totalled CDN $603,055 (US $585,604) at September 30, 2010 versus an aggregate of CDN $470,104 (US $438,074) at September 30, 2009.  At March 31, 2011 the balance of the principal and accrued interest was CDN $707,991 (US $728,535).

We have limited operating history.  We can only estimate future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of March 31, 2011, we had cash of $945.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number and Description

(3)

Articles of Incorporation/Bylaws

3.4

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.5

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.6

Amended & Restated Bylaws (Wyoming) (Incorporated by reference from our Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on November 14, 2003)

3.7

Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010)

(10)

Material Contracts

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

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002

99.1

Audit Committee Charter (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission February 9, 2011)

*Filed herewith

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

Date:    May 31, 2011

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

Date:  May 31, 2011

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2010 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 31, 2011

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