Form 10-Q
period 2010-12-31
NATION ENERGY INC
filed 2011-06-23
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of June 20, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010

Condensed Statements of Operations and Comprehensive (Loss) for the Three and Nine Months Ended December 31, 2010 and 2009 and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2010 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009  and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended December 31, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	December 31,	March 31,
	2010	2010
	(unaudited)
Current assets:
Cash	$ 10,236	$ 12,596
Total current assets	10,236	12,596

	$ 10,236	$ 12,596

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 18,269	$ 48,650
Accounts payable and accrued expenses - related party	302,119	145,308
Loans payable - related party	527,325	432,634
Total current liabilities	847,713	626,592

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(610,876)	(402,419)
Accumulated comprehensive (loss):
Foreign currency translation	(271,287)	(256,263)
	(837,477)	(613,996)

	$ 10,236	$ 12,596

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(unaudited)
					June 1, 2008
					(Inception of
	For the Three Month Period ended		For the Nine Month Period ended		Development Stage)
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	to December 31, 2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-	-
Operating	-	-	-	-	-
	-	-	-	-	-

Operating income	-	-	-	-	-

General and administrative	48,651	28,574	146,305	86,653	378,613

Loss before other income (expense)	(48,651)	(28,574)	(146,305)	(86,653)	(378,613)

Other income (expense)
(Loss) on sale of properties	-	-	-	-	-
Gain on relief of debt	-	-	-	-	-
Interest expense	(23,007)	(16,826)	(62,152)	(47,650)	(233,088)
Interest income	-	-	-	-	825

Net income (loss)	(71,658)	(45,400)	(208,457)	(134,303)	(610,876)

Foreign currency translation income (loss)	(21,484)	(11,129)	(15,024)	(65,418)	(126,379)

Comprehensive income (loss)	$ (93,142)	$ (56,529)	$ (223,481)	$ (199,721)	$ (737,255)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Nine Month Period Ended		(Inception of
	December 31,	December 31,	Development Stage)
	2010	2009	to December 31, 2010

Cash flows from operating activities:
Net income (loss)	$ (208,457)	$ (134,303)	$ (610,876)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Changes in working capital:
(Increase) decrease in accounts receivable	-	(4,659)	111,596
(Increase) in prepaid expenses	-	-	5,000
(Decrease) in accounts payable	(9,350)	(12,282)	(12,457)
Increase (decrease) in accounts payable and accrued expenses - related party	156,811	158,646	(191,318)
Net cash provided by (used in) operating activities	(60,996)	7,402	(698,055)

Cash flows from investing activities:
Proceeds from sale of properties	-	88,689	1,158,710
Net cash provided by investing activities	-	88,689	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	73,661	-	73,661
Payments on loan payable - related party	-	(53,190)	(508,067)
Net cash provided by (used in) financing activities	73,661	(53,190)	(434,406)

Effect of currency rate change (loss)	(15,024)	(65,418)	(63,973)

Net (decrease) in cash	(2,359)	(22,517)	(37,724)

Beginning balance, cash	12,595	35,973	47,960

Ending balance, cash	$ 10,236	$ 13,456	$ 10,236

Supplemental cash flow information:
Cash paid for interest	$ -	$ 16,117	$ 374,718
Non-cash related party advance	$ 21,030	$ -	$ 24,945
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

December 31, 2010

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has an accumulated (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($610,876), for the period from June 1, 2008 through December 31, 2010.

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

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standards Codification (“ASC”) subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010.  ASC topic 740 requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of this Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of this Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the Securities and Exchange Commission (“SEC”) would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (FASB ASC 810 ). Adoption of the provisions of ASU 2010-21 did not have a material impact on our financial statements.

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further losses of ($610,876) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($837,477) at December 31, 2010, and working capital and stockholders’ (deficits) of ($613,996), respectively, at March 31, 2010. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.   Oil and Gas Properties

On September 18, 2008, Nation and Netco Energy, Inc. (“Netco”), entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta, to Encana Corporation (“Encana”) for total net proceeds of CDN $1,600,000.  The agreement was effective June 1, 2008.  The sale of the oil and gas assets closed September 18, 2008, with a second closing in April 2009, for total net proceeds to Nation of CDN $1,102,939 (US $1,029,385) from Encana, plus CDN $160,000 (US $129,325) from Netco.  The Company is now considered a shell company.  In April 2009, the Company received its final payment from Encana pursuant to the sale of its oil and gas properties, of CDN $105,894 (US $88,689).

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp (“Caravel”) in which Caravel will provide management services on a month-to-month basis.  On January 1, 2009, the Company revised the previous verbal agreement with Caravel.  The agreement provided for management and administrative services, office rent and supplies for $8,258 per month. On November 1, 2010, the Company revised its written administrative agreement with Caravel.  The agreement now provides for administrative services, office rent and supplies for $3,500 per month.   Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the nine months ended December 31, 2010 and 2009 were $64,922 and $74,324, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the nine months ended December 31, 2010 and 2009, the Company received cash proceeds of $73,662 and $Nil, received non-cash advances of $21,530 and $Nil, and made principal payments of $Nil and $53,190, respectively, related to this obligation.  As of December 31, 2010, the balance of the loan and accrued interest payable was CDN $659,093 (US $662,671) compared to CDN $510,239 (US $502,402) at March 31, 2010.

Note 7.   Subsequent Events

All material subsequent events from the date of the balance sheet through the date of issuance of these financial statements have been disclosed below.

a)

Subsequent to December 31, 2010, the Company received cash proceeds and non-cash advances on its related party loan in the aggregate amount of CDN $56,470 (US $48,331).

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. (“Caravel”)  under a promissory note dated March 31, 2006 in the original amount of CDN $980,905 (US $840,464), including principal, interest and accounts payable.  Caravel is a private management services company which is wholly-owned by our sole director and officer.  As of December 31, 2010, our balance to Caravel under this obligation was CDN $659,093 (US $662,671).

Our Current Business

We currently have no business and operate as a shell company.  We are in the process of evaluating the merits of joint venture opportunities in the resource sector.

General

The following is a discussion and analysis of our plan of operation for the nine month period ended December 31, 2010, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2010, which are included herein.

Our operating results for the three months ended December 31, 2010, for the three months ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Difference Increase/(Decrease) %
General and administrative	$48,651	$28,574	70.3%
Interest expense	$23,007	$16,826	36.7%
Net (loss)	$(71,658)	$(45,400)	57.8%
Foreign currency translation gain (loss)	$(21,484)	$(11,129)	93.0%
Comprehensive (loss)	$(93,142)	$(56,529)	64.8%

We generated a net (loss) of ($71,658) for the three months ended December 31, 2010 compared to a net (loss) of ($45,400) for the three months ended December 31, 2009. The increase in losses was mainly attributable to an increase in general and administration expenses for the current period.  While administration and office fees decreased, legal and accounting fees and filing fees all increased due to increased financial statement filings in the current period. Net (loss) per common share was $Nil for both the three months ended December 31, 2010 and December 31, 2009.

Interest expense for the three months ended December 31, 2010 totalled $23,007 compared to $16,826 for the three months ended December 31, 2009.  The increase in interest expense reflected higher loan balances in the quarter ended December 31, 2010 compared to the loan balances at December 31, 2009.

We reported a foreign currency translation (loss) of ($21,484) for the three months ended December 31, 2010 compared to a translation (loss) of ($11,129) during the three month period ended December 31, 2009.  In addition to our loan and accrued interest, a portion of our expenses are incurred in Canadian dollars while the reporting currency is the US dollar.  The rise in the value of the Canadian dollar relative to the US dollar during the current period resulted in a foreign currency translation (loss) primarily as a result of our loans payable being due in Canadian dollars for the period ended December 31, 2010.  During the quarter ended December 31, 2010 the Canadian dollar strengthened slightly resulting in a decrease in the (loss) on translation for the period then ended.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Difference Increase/(Decrease) %
Administration fees	$15,102	$24,775	(39)%
Legal fees	$4,135	$176	2,249.43%
Office & MIS	$739	$1,123	(34.2)%
Accounting	$18,400	$2,500	636%
Transfer agent & filing fees	$10,275	$Nil	100%

General and administrative expenses increased to $48,651 for the three months ended December 31, 2010 from $28,574 for the three months ended December 31, 2009.  The increase of $20,077 in general and administrative expense was primarily due to an increase in legal, accounting, transfer agent and filing fee expenses during the current period as a result of increased financial statement filings with the SEC.  General expenses included administration fees that decreased to $15,102 for the period ending December 31, 2010 compared to $24,775 for the three month period ended December 31 2009.  Office and Management Information System fees decreased slightly from $1,123 in the quarter ended December 31, 2009 to $739 in the same period ended December 31, 2010.  Legal fees increased significantly during the three month period to $4,135 for the three months ended December 31, 2010 from $176 in the three months ended December 31, 2009.  The increase in legal fees was due to more legal reviews of our financial statement filings with the SEC during the current period.  Accounting fees also increased for the period ended December 31, 2010 to $18,400 from $2,500 for the three month period ended December 31, 2009 as a result of the increase in accounting reviews due to the catch up of our financial statement filings.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2010, which are included herein.

Our operating results for the nine months ended December 31, 2010, for the nine months ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	Difference Increase/(Decrease) %
General and administrative	$146,305	$86,653	68.8%
Interest expense	$62,152	$47,650	30.4%
Net income (loss)	$(208,457)	$(134,303)	55.2%
Foreign currency translation gain (loss)	$(15,024)	$(65,418)	(77)%
Comprehensive income (loss)	$(223,481)	$(199,721)	11.9%

We generated a net (loss) of ($208,457) for the nine months ended December 31, 2010 compared to a net (loss) of ($134,303) for the nine months ended December 31, 2009.  The increase in general and administrative expenses, see below explanation, was the primary reason for the increased losses in the current period.  Net (loss) per common share was $(0.01) for both the nine months ended December 31, 2010 and December 31, 2009.   Interest expense for the nine months ended December 31, 2010 totalled $62,152 compared to $47,650 for the nine months ended December 31, 2009.  The increase reflected higher loan balances in the nine months ended December 31, 2010.

We reported a foreign currency translation (loss) of ($15,024) for the nine months ended December 31, 2010 compared to a (loss) of ($65,418) during the same nine month period in fiscal 2010.  The unrealized foreign exchange (loss) decreased due to the stabilization of the value of the Canadian dollar relative to the US dollar.  The unrealized foreign exchange loss is based on the revaluation of the Canadian dollar loan and interest payable.

The major components of our general and administrative expenses for the nine month period are outlined in the table below:

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	Difference Increase/(Decrease) %
Administration fees	$64,922	$74,324	(12.7)%
Legal fees	$15,837	$626	2,429.9%
Office & MIS	$2,222	$2,696	(17.6)%
Transfer Agent & Filing Fees	$25,174	$523	4,713.4%
Accounting	$38,150	$8,484	349.7%

General and administrative expenses increased to $146,305 for the nine months ended December 31, 2010 from$86,653 in the nine months ended December 31, 2009.  General expenses included administration fees decreasing to $64,922 for the period ended December 31, 2010 from $74,324 for the nine month period ended December 31, 2009.  The decrease was due to the monthly administration charge decreasing effective November 1, 2010 to $3,500 from $8,258 per month.  Office and Management Information System fees decreased from $2,696 in the nine months ended December 31, 2009 to $2,222 in the same period ended December 31, 2010.   As a result of increased financial statement filings during the current period, legal fees, accounting fees and filing fees all rose substantially.  Legal fees increased substantially to $15,837 for the nine months ended December 31, 2010 from $626 in the nine months ended December 31, 2009.  Filing fees and transfer agent fees amounted to $25,174 a substantial increase compared to $523 for the nine months ended December 31, 2009.  Accounting fees rose to $38,150 from $8,484 in the nine months ended December 31, 2009.

Liquidity and Financial Condition

Working Capital

	At December 31, 2010 (Unaudited)	At March 31, 2010
Current Assets	$10,236	$12,596
Current Liabilities	$847,713	$626,592
Working Capital Deficiency	$(837,477)	$(613,996)

Cash Flows

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009
Cash flows provided by (used in) Operating Activities	$(60,996)	$7,402
Cash flows provided by Investing Activities	$Nil	$88,689
Cash flows provided by (used in) Financing Activities	$73,661	$(53,190)
Effect of exchange rate changes	$(15,024)	$(65,418)
Net (decrease) in Cash	$(2,359)	$(22,517)

Operating Activities

Net cash (used in) operating activities was $(60,996) during the nine months ended December 31, 2010, compared with net cash provided by operating activities of $7,402 in the same period in 2009.  The increase in cash (used in) operating activities of $(92,855) is mainly attributed to a decrease in accounts payable, and increased operating losses in the current period.  Net (loss) for the nine month period ended December 31, 2010 was ($208,457) versus a net (loss) of ($134,303) for the nine months ended December 31, 2009.

Investing Activities

Net cash provided by investing activities decreased to $Nil for the nine months ended December 31, 2010 compared to net cash provided by investing activities of $88,689 for the nine months ended December 31, 2009.  The cash provided relates to proceeds from the sale of our oil and gas property in the prior period ended December 31, 2009.

Financing Activities

Net cash provided by financing activities was $73,661 in the nine months ended December 31, 2010 compared to net cash (used in) financing activities of ($53,190) in the same period in 2009.  The difference resulted from payments made on our loan payable to related party in fiscal 2010 totalling $53,190 compared to proceeds drawn on our loan payable of $73,661 during the same period ended December 31, 2010.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of December 31, 2010, the balance of the loan and accrued interest payable was CDN $659,093 (US $662,671) compared to CDN $510,239 (US $502,402) at March 31, 2010.   During the nine months ended December 31, 2010, we borrowed an additional CDN $85,094 (US $83,270 - $62,240 cash, $21,030 non-cash) compared to payments totalling CDN $60,603 (US $53,190) applied on the loan principal for the prior period ended December 31, 2009.  Subsequent to December 31, 2010 we borrowed an aggregate total of CDN $56,470 (US $48,331) during the period ended May 31, 2011.  The loan balance plus accrued interest (including the effects of additional interest accruals and foreign currency translation adjustments through May 31, 2011) totalled CDN $738,250 (US $749,910) at May 31, 2011.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.45 million and had only generated modest profitable operations when we commenced gas production in fiscal 2006.   We have relied solely on shareholder advances to participate and continue operations, since we sold our oil and gas properties effective June 1, 2008.

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

During the nine months ended December 31, 2010, we borrowed a total of CDN $85,094 (US $83,270 - $62,240 cash, $21,030 non-cash).  The balances outstanding under the loan agreement totalled CDN $659,093 (US $662,671) at December 31, 2010 versus an aggregate of CDN $510,239 (US $502,402) at March 31, 2010.  At March 31, 2011 the balance of the principal and accrued interest was CDN $707,991 (US $728,535), as discussed, including the effects of additional interest accruals and foreign currency translation adjustments.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2012, subject to obtaining additional financing:  (i) appoint qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.  The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

By:   John R. Hislop
John Hislop, President, Chief Executive Officer,
Chief Financial Officer, Secretary, and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:     June 23, 2011

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

Date: June 23, 2011

_John R. Hislop____________________
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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended December 31, 2010 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated June 23, 2011

John R. Hislop
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