Form 10-K
period 2011-03-31
NATION ENERGY INC
filed 2011-06-30
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2011

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-30193

NATION ENERGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 900 609 West Hastings Street Vancouver, British Columbia	V6B 4W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (800) 400-3969

Former Name, former address and former fiscal year, if changed since last report:  N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

Yes [X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [ ]     No  [ ] N/A

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.   [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

(Do not check if a smaller reporting company)

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $60,165 based on a price of $0.010 per share, being the price at which the common equity was last sold on September 30, 2010.

 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ]     No [   ]   N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of June 24, 2011.

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

Corporate History and General Overview

Since 2002, our business involved the development and exploration of our oil and gas properties located in the Smoky area near Grande Prairie, Alberta, Canada. We actively participated in drilling and testing programs in well bores 09-09-59-02-W6M and 08-09-50-02-W6M.  The 08-09-50-02-W6M well was tested as uneconomic in August 2003 and the 09-09-59-02-W6M well was turned to sales in June 2004.

On January 10, 2005, we entered into a farm-in agreement with Netco Energy Inc. (“Netco” or “Netco Energy”) as to certain interests in two sections at Boltan.  Under the terms of the agreement, Netco Energy earned 60% of our 15% working interest by paying for 100% of costs related to our interests in the drilling and development of exploratory well 14-10-59-2W6, a location offsetting the 09-09-59-02-W6M well bore.  At the time of the January 10, 2005 farm-in agreement with Netco Energy, Accrete Energy was the operator.  Our remaining interests in the two sections of land and 14-10-59-2W6 well bore after payout were 6% at the time.

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

Effective January 1, 2006, Churchill Energy Inc. (“Churchill Energy”) assumed Accrete Energy’s interests and became operator of the Boltan property.

In November 2006, Churchill Energy issued an operations notice to recomplete and commingle an undeveloped zone within the 13-10-59-2W6 well bore and in November 2006 the well was shut-in, recompleted and subsequently placed back on production in March 2007.

On November 29, 2006, we entered into a letter of intent with Netco Energy pursuant to which we granted Netco the right to earn 60% of our interest in a new exploratory well proposed at Boltan, well bore 1-16-59-2W6 (the “Test Well”) and the land, Section 16, Twp 59, Rge 2 W6M, on which the well is located.  A farm-in agreement was made effective January 1, 2007 (the “1-16 Farm-in Agreement”)

The 1-16 Farm-in Agreement provided that Netco Energy would acquire 60% of Nation’s 15% interest in the Test Well and the section of land where the Test Well is located by funding Nation’s share of related drilling and development costs.  Netco Energy would earn a 15% before payout (and 9% after payout) interest in the Test Well.  The 1-16-59-2W6M well reached a total depth of 3,585 meters in January 2007 and was cased as a potential gas well.  Completion operations commenced in early February 2007 and were suspended later that month due to early spring break up and road access bans.  Completion operations and tie-in of the Test Well resumed in July 2007 and the Test Well was placed in production to sales in November 2007.  Effective May 1, 2008, EnCana Oil and Gas Partnership (“EnCana”) purchased Churchill Energy’s interests in the Bolton properties and assumed operatorship.

Our Current Business

Sale of Bolton Property

On September 18, 2008, Nation Energy, Netco Energy, and EnCana entered into a Petroleum, Natural Gas and Related Rights Conveyance pursuant to which Nation and Netco sold all of their interests in the leases and lands comprising the Bolton Property to EnCana.  As a condition of the agreement, EnCana agreed to terminate the payable owing by Nation to EnCana as successor in interest to Churchill Energy (as successor to Accrete Energy, Olympia Energy’s successor) pursuant to a participation agreement between the parties dated November 21, 2001.  In connection with the sale of the Bolton properties, on September 26, 2008 we entered into a termination agreement with EnCana pursuant to which we agreed to terminate the Joint Operating Agreement between Nation, High Point Resources Inc. and Churchill Energy (as Olympia Energy’s successor) effective June 1, 2008 and assigned all of our rights under all operating contracts relating to the Bolton Property to EnCana.  The sale of the oil and gas assets closed on September 30, 2008 with a second closing in April 2009 for total net proceeds to Nation of CDN $1,102,939 (US $1,158,710 - $1,029,385 from EnCana, plus an additional $129,325 from Netco Energy).

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a demand promissory note dated March 31, 2006 in the original amount of CDN $980,905 (US $840,464).  Caravel Management Corp., is a private management services company wholly-owned by our sole director and officer.  As of March 31, 2011 the remaining principal and accrued interest due to Caravel totalled CDN $707,991 (US $730,619).

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

Employees

We have no employees other than John Hislop, our president, chief executive officer, chief financial officer and sole director.  Mr. Hislop also acts as our secretary and treasurer.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.   On January 1, 2009, we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  One year following the effective date of the agreement, the monthly fee increases by 3% subject to any required regulatory or stock exchange approval.  We presently have no other employment or consulting agreements.  The agreement was amended effective November 1, 2010 to reduce the fees for administrative services to $3,500 per month.

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

We had a working capital deficit of $948,352 as of March 31, 2011.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on our employee. The loss of the services of Mr. Hislop could have a material adverse effect on our operations or financial condition.

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

We do not currently maintain a permanent place of business within the United States. In addition, our director and officer is not a resident of the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Relating to the Industry

Exploration for economic reserves of oil and gas is subject to risk and there can be no assurance that we will establish commercial discoveries.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells.  There can be no assurance that we will establish commercial discoveries.

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

Financial success depends on our ability to acquire our reserves in the future.

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

In general, our exploration and production activities have been in the past and will continue to be subject to certain federal and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations did not have a material effect on our operations or financial condition to date.  Legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements have not appeared to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations to date have complied, in all material respects, with all applicable environmental regulations. In the past, our operating partners have maintained insurance coverage customary to the industry; however, we are not fully insured against all environmental risks.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

Our principal executive office is located at Suite 900, 609 West Hastings Street, Vancouver, British Columbia, Canada V6B 4W4.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.   We currently have a management services agreement in effect that among other administration and office services and supplies provides for office space.  At March 31, 2008, the monthly fee was $4,250 per month.  Effective January 1, 2009, the fee increased to $7,865 per month.  The fee decreased effective November 1, 2010 to $3,500 per month.  At the present time, we do not have any oil and gas holdings and there are no plans to acquire any real property interests.

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

ITEM 4.  (REMOVED AND RESERVED)

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is quoted for trading on the on the OTCBB under the symbol "NEGY".  Prior to March 13, 2000, our common stock traded on the OTCBB under the symbol "XCNT", which was a result of a change in our name from Excalibur Contracting, Inc. to our current name. On August 17, 2006, our stock symbol was deleted from the OTC Bulletin Board and resumed trading on the Pink OTC Markets Inc.  The following quotations (obtained from Stockwatch) reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2011	$0.006	$0.006
December 31, 2010	$0.010	$0.006
September 30, 2010	$0.020	$0.010
June 30, 2010	$0.010	$0.010
March 31, 2010	$0.090	$0.010
December 31, 2009	$0.090	$0.012
September 30, 2009	$0.020	$0.012
June 30, 2009	$0.080	$0.020

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of June 24, 2011, we had 16,020,000 shares of common stock outstanding and approximately 24 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2011, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported n a quarterly report on Form 10-Q or in a current report on Form 8-K.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options.  On February 26, 2003, options to purchase 225,000 common shares were granted to the company’s Chief Executive Officer and Chief Financial Officer and vested immediately upon grant.  The options were granted at an exercise price of $0.10 expiring February 26, 2008.  The remaining options under this grant expired unexercised during the year ended March 31, 2008.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2011.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
1999 Stock Option and Incentive Plan (an equity compensation plan approved by security holders)	-	-	2,500,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2011.

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

Plan of Operation

For the next twelve months, we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements

Over the next twelve months, we intend to use funds to evaluate new business acquisitions, as follows:

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

RESULTS OF OPERATIONS – Years Ended March 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2011, which are included herein.

Our operating results for the year ended March 31, 2011, for the year ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010	Difference Increase/(Decrease) %
General and administrative	$218,289	$137,926	58%
Interest expense	$87,244	$65,128	34%
Net (loss)	$(305,533)	($203,054)	50%

We generated a net (loss) of $(305,533) for the year ended March 31, 2011 compared to a (loss) of $(203,054) for the year ended March 31, 2010.  Net (loss) per common share for the year ended March 31, 2011 was ($0.02) compared to ($0.01) per common share for the year ended March 31, 2010.  General and administrative expenses increased to $218,289 during the year ended March 31, 2011 from $137,926 during the year ended March 31, 2010.   The increase was primarily due to an increase in accounting, filing and legal fees associated with the filing of our financial statements to bring our filings current with the SEC partially offset by a decrease in administration fees.

Interest expense for fiscal 2011 totalled $87,244 compared to $65,128 for fiscal 2010.  The increase reflected higher average outstanding balance of shareholder loans in fiscal 2011 versus fiscal 2010.

We reported a foreign currency translation (loss) of ($30,906) in fiscal 2011 compared to a (loss) of ($80,152) in fiscal 2010.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2010 rose significantly compared to consistent and lower values in the value of the Canadian dollar during the prior fiscal periods resulting in a significant loss on translation.  The Canadian dollar continued to rise throughout the year ended March 31, 2011 resulting in further losses on translations.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2011	Year Ended March 31, 2010	Difference Increase/(Decrease) %
Administration fees	$75,422	$99,842	(24)%
Office & MIS	$2,759	$3,090	(11)%
Legal fees	$20,814	$5,737	263%
Transfer Agent & Filing Fees	$47,844	$1,273	3,658%
Accounting	$71,450	$27,984	155%
Total Expenses	$218,289	$137,926	58%

General and administrative expenses increased to $218,289 in fiscal 2011 from $137,926 in fiscal 2010.  General expenses included a decrease in administration fees to $75,422 in fiscal 2011 from $99,842 in fiscal 2010, substantially due to a decrease in the monthly management fees paid to a related party.  Office expenses and Management Information System fees decreased slightly to $2,756 in fiscal 2011 from $3,090.Legal fees increased to $20,814 in fiscal 2011 from $5,737 in the prior fiscal year mainly due to legal fees associated with the review of our financial statement filings.  Filing fees and transfer agent fees increased to $47,844 in fiscal 2011 from $1,273 in the prior fiscal period.  Accounting fees increased to $71,450 for the year ended March 31, 2011 from $27,984 in the prior year ended March 31, 2010.  In addition to the increase in legal fees in the current period the increase in accounting, transfer agent and filing fees were due to more reviews and filings in the current year relating to the catch up our financial statement filings.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2011	Year Ended March 31, 2010
Current Assets	$9,270	$12,596
Current Liabilities	$959,725	$626,592
Working Capital (Deficiency)	($950,434)	($613,996)

Cash Flows

	Year Ended March 31, 2011	Year Ended March 31, 2010
Cash flows provided by (used in) Operating Activities	$(127,484)	$21,276
Cash flows provided by Investing Activities	$Nil	$88,689
Cash flows provided by (used in) Financing Activities	$155,064	$(53,190)
Effect of exchange rate changes on cash	$(30,906)	$(80,152)
Net (decrease) in cash	$(3,326)	$(23,377)

Operating Activities

Net cash (used in) operating activities was $(127,484) in the year ended March 31, 2011 compared with net cash provided by operating activities of $21,276 in the same period in 2010.  The increase in cash (used in) operating activities of $148,760 is mainly attributed to an decrease in accounts payable of $(40,996)  and an increase in the net (loss) for the current year of ($100,396) resulting in a net (loss) of $(305,533) compared to a net (loss) of $(203,054) for the prior fiscal year ended March 31, 2010.

Investing Activities

Net cash provided by the sale of our oil and gas properties amounted to $88,689 in the year ended March 31, 2010 compared to $Nil for the year ended March 31, 2011.

Financing Activities

Net cash provided by financing activities was $155,064 in the year ended March 31, 2011 compared to net cash (used in) financing activities of ($53,190) in the year ended March 31, 2010.  The company also had a non-cash related party advance of $3,915 in fiscal 2010 compared to non-cash related party advances totalling $21,030 in the year ended March 31, 2011.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.    During the year ended March 31, 2010, we paid CDN $60,603 (US $53,190) and received a non-cash advance of CDN $4,169 (US $3,915) bringing the total, with accrued interest to CDN $510,239 (US $502,402) at March 31, 2010.  We borrowed an additional CDN $111,305 (US $113,004) and received non-cash advances totalling CDN $21,456 (US$21,030).  Together with accrued interest the loan balance totalled CDN $710,017 (US $730,619) at March 31, 2011.  Subsequently we borrowed an additional proceeds of CDN $30,259 (US$31,575).

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.5 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in fiscal 2011 totalled $(127,484) versus net cash provided by operating activities of $21,276 in fiscal 2010.  Cash balances were $9,270 and $12,596, as of March 31, 2011 and March 31, 2010, respectively.

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

During the year ended March 31, 2010, we paid an additional CDN $60,603 (US $53,190) and received a non-cash advance of CDN $4,169 (US $3,915) bringing the total, with accrued interest to CDN $510,239 (US $502,402) at March 31, 2010.  During the year ended March 31, 2011, we borrowed a total of CDN $111,305 (US$113,004) bringing the total, with accrued interest to CDN $710,017 (US$730,619) at March 31, 2011.  Subsequent to year end we borrowed an additional CDN $30,259 (US $31,375).

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of May 31, 2011, we had cash of US $612.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

New Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-12, “Income Taxes” (Topic 740).  ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 “Income Taxes” to include paragraph 740-10-599-4.  On March 30, 2010, the President signed the “Health Care & Education Affordable Care Act” reconciliation bill that amends its previous Act signed on March 23, 2010.  FASB ASC topic 740, “Income Taxes”, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law.  The effects of future changes in tax laws are not anticipated”.  Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”  The adoption of this standard did not have a material impact on our financial position and results of operations.

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

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro-Forma Information for Business Combinations”. This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into any business combinations on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-26 did not have a material effect on the company’s financial statements.

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to confirm with measurement and disclosure requirements in International Financial Reporting Standards.  The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP).  The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011.

In June 2011, ASU 2011-05, Comprehensive Income (Topic 220) was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The provisions of ASU 2011-05 are not expected to have a material impact on our financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and Gas Properties

We followed the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs were capitalized only if they could be directly identified with acquisition, exploration, or development activities. As of March 31, 2010 and 2011, we have not capitalized any internal costs.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 30, 2011

Balance Sheets at March 31, 2011 and 2010

Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2011 and 2010, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2011

Statements of Changes in Stockholders' Equity (Deficit) for the period June 1, 2008 (Inception of the Development Stage) through March 31, 2011

Statements of Cash Flows for the years ended March 31, 2011 and 2010, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2011

Notes to the Financial Statements

StarkSchenkein, LLP

BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2011 and 2010, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended and the development stage period of June 1, 2008, to March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2011 and 2010, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended and the period June 1, 2008, to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

StarkSchenkein, LLP

Denver, Colorado

June 30, 2011

Nation Energy, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2011 and 2010

ASSETS

	March 31,
	2011	2010

Current assets:
Cash	$ 9,270	$ 12,596
Total current assets	9,270	12,596

	$ 9,270	$ 12,596

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 28,684	$ 48,650
Accounts payable and accrued expenses - related party	364,353	145,308
Loans payable - related party	566,668	432,634
Total current liabilities	959,705	626,592

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(707,952)	(402,419)
Accumulated comprehensive (loss):
Foreign currency translation	(287,169)	(256,263)
	(950,435)	(613,996)

	$ 9,270	$ 12,596

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended March 31, 2011 and 2010
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2011

			June 1, 2008
	For the Years Ended		(Inception of the
	March 31,		Development Stage)
	2011	2010	to March 31, 2011

Revenue:	$ -	$ -	$ -
Direct expenses:
Royalties		-
Operating		-
	-	-	-

Operating income	-	-	-

General and administrative	218,289	137,926	450,597

(Loss) before other income (expense)	(218,289)	(137,926)	(450,597)

Other income (expense)
Interest expense	(87,244)	(65,128)	(258,180)
Interest income	-	-	825

Net (loss)	(305,533)	(203,054)	(707,952)

Foreign currency translation (loss)	(30,906)	(80,152)	(142,261)

Comprehensive (loss)	$ (336,439)	$ (283,206)	$ (850,213)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit)
for June 1, 2008 (Inception of the Development Stage)
to March 31, 2011

					Accumulated	Accumulated
	Common Stock		Additional	Accumulated	(Deficit)	(Deficit)	Total
	Number of		Paid-in	Comprehensive	Prior to the	During the	Stockholders'
	Shares	Amount	Capital	(Loss)	Development Stage	Development Stage	(Deficit)

Balance at inception June 1, 2008	16,020,000	$ 16,020	$ 6,868,380	$ (207,314)	$ (6,839,714)	$ -	$ (162,628)

Comprehensive (loss)				31,203	-	-	31,203

Net (loss)				-	-	(199,365)	(199,365)

Balance at March 31, 2009	16,020,000	$ 16,020	$ 6,868,380	$ (176,111)	$ (6,839,714)	$ (199,365)	$ (330,790)

Comprehensive (loss)	-	-	-	(80,152)	-	-	(80,152)

Net (loss)	-	-	-	-	-	(203,054)	(203,054)

Balance at March 31, 2010	16,020,000	16,020	6,868,380	(256,263)	(6,839,714)	(402,419)	(613,996)

Comprehensive (loss)	-	-	-	(30,906)	-	-	(30,906)

Net (loss)	-	-	-	-	-	(305,533)	(305,533)

Balance at March 31, 2011	16,020,000	$ 16,020	$ 6,868,380	$ (287,169)	$ (6,839,714)	$ (707,952)	$ (950,435)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended March 31, 2011 and 2010
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2011

			June 1, 2008
	For the Year Ended		(Inception of the
	March 31,		Development Stage)
	2011	2010	to March 31, 2011

Cash flows from operating activities:
Net (loss)	$ (305,533)	$ (203,054)	$ (707,952)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Changes in working capital:
(Increase) decrease in accounts receivable	-	(4,659)	111,596
Decrease in Prepaid expense	-	5,000	5,000
Increase (decrease) in accounts payable	1,064	7,204	(2,043)
Increase (decrease) in accounts payable - related party	219,045	216,785	(129,084)
Net cash provided by (used in) operating activities	(85,424)	21,276	(722,483)

Cash flows from investing activities:
Proceeds from sale of properties	-	88,689	1,158,710
Net cash provided by investing activities	-	88,689	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	113,004	-	113,004
Payments on loan payable - related party	-	(53,190)	(508,067)
Net cash provided by (used in) financing activities	113,004	(53,190)	(395,063)

Effect of currency rate change	(30,906)	(80,152)	(79,855)

Net (decrease) in cash	(3,326)	(23,377)	(38,691)

Beginning balance, cash	12,596	35,973	47,961

Ending balance, cash	$ 9,270	$ 12,596	$ 9,270

Supplemental cash flow information:
Cash paid for interest	$ -	$ 16,117	374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ 21,030	$ 3,915	24,945

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and 2010

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) since inception of ($7,547,666), has both a working capital and a stockholders’ (deficit) of ($950,435) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a (deficit) of ($6,839,714) and a (deficit) accumulated during the development stage of ($707,952).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Oil and Gas Properties

The Company followed the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures included land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment.  Internal costs were capitalized only if they were directly identified with acquisition, exploration, or development activities.  The Company did not capitalize any internal costs.

Effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada, and from such date is considered a shell company (see Note 3).

Other Comprehensive Income (Loss)

For the years ended March 31, 2011 and 2010, the only components of comprehensive (loss) were foreign currency translation adjustments.

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

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to confirm with measurement and disclosure requirements in International Financial Reporting Standards.  The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP).  The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011.

In June 2011, ASU 2011-05, Comprehensive Income (Topic 220) was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The provisions of ASU 2011-05 are not expected to have a material impact on our financial statements.

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

At March 31, 2011 and 2010, there were no options outstanding.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2011		2010
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2011		2010
Deferred tax assets:
Net operating loss carryforwards		$1,972,000		$$1,868,000

Less valuation allowance		(1,972,000)		(1,868,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carryforwards of approximately $5,800,000 will expire through 2030.  The deferred tax asset has been fully reserved at March 31, 2011.  The change in the valuation allowance during the year ended March 31, 2011 was $104,000.

Note 6.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provided for administrative services for US$7,865.  Subsequently, effective November 1, 2010, the Company revised its agreement with Caravel to provide administrative services for US$3,500 per month.  In addition to administrative services, the agreement also provides for office rent and supplies.  Total expenses recognized under this agreement for the years ended March 31, 2011 and 2010 were $75,422 and $99,842 respectively.

(b) Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars.  During the year ended March 31, 2010, the Company repaid a portion of the Demand Note in the aggregate amount of CDN $60,603 (US $53,190).  As of March 31, 2010, the balance of the loan payable and accrued interest was CDN $510,239 (US $502,402).

During the year ended March 31, 2011, the Company received cash proceeds and non-cash advances in the aggregate amount of CDN $111,305(US$110,226).  As of March 31, 2011, the balance of the loan payable and accrued interest was CDN $710,017 (US$730,619).

Note 7.  Subsequent Events

Subsequent to March 31, 2011, the Company received cash proceeds and non-cash advances on its related party loan, in the aggregate amount of US $31,375.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2011, including the remedial actions discussed below, we have concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of March 31, 2011.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2011, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2011, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

iii.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report.  Such remediation activities include the following:

1.

We continue to recruit at least one, preferably two or more, additional independent board members to join our board of directors and audit committee at such time as additional board members are retained; and

2.

We intend to continue to update the documentation of our corporate governance and internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  Mr. Hislop is currently serving as a Director and/or Officer on the following companies: Director of Q Investments Ltd., (formerly Cubix Investments Ltd.), an investment holding company for various public oil and gas companies, since February 1994; and Director of XXL Energy Corp. (formerly Exxel Energy Corp.) since October 15, 2001, Chairman of the Board of XXL Energy Corp. (formerly Exxel Energy Corp.) since July 27, 2006, President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) since December 31, 2008; and has also served as President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) from October 15, 2001 to July 27, 2006 and served as Chief Financial Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) from October 15, 2001 to October 2, 2003.  In the past five years, Mr. Hislop has also served as a director of the following companies: Warrior Energy N.V. (formerly Luxmatic Technologies N.V) from October 1997 to February 2008 (Mr. Hislop also served as President from October 1997 to February 2008 and Chief Executive Officer from November 2003 to February 2008); Director of Bucking Horse Energy Inc. (formerly NRG Investments Inc.) from April 2006 to March 2008 (Mr. Hislop also served as President and Chief Executive Officer from April 2006 to March 2008); and Director of Patriot Petroleum Corp. from April 7, 1999 to February 16, 2011 (Mr. Hislop also served as President and Chief Executive Officer of Patriot Petroleum Corp. from October 22, 2003 to November 26, 2010).  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

Committees of the Board

We currently have an audit committee and our Audit Committee Charter was filed with the Securities and Exchange Commission as Exhibit 99.1 to our annual report on Form 10K filed on February 9, 2011.    We do not have a compensation committee at this time.

Family Relationships

None

Significant Employees

We have no significant employees other than the sole director and officer described above.

Involvement in Certain Legal Proceedings

Our director, executive officer and control person have not been involved in any of the following events during the past ten years:

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

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company.  Our Audit Committee Charter was filed with the Securities and Exchange Commission as Exhibit 99.1 to our annual report on Form 10K filed on February 9, 2011.

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

Stockholder Communications with Our Board of Directors

We do not have a formal procedure for stockholder communication with our board of directors. In general, our board and executive officer are accessible by telephone or mail. During the year ended March 31, 2011 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our president and chief executive officer during the last two fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

SUMMARY COMPENSATION TABLE - YEARS ENDED MARCH 31, 2011 AND 2010
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa-tion	Nonqualified Deferred Compensation Earnings	All Other Compensa-tion	Total
John Hislop(1) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$75,422(2) $99,842(2)	$75,422 $99,842

 (1) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(2)  Effective March 31, 2008, a verbal arrangement was made with Mr. Hislop, for Caravel Management Corp. to receive remuneration in the amount of $4,230 per month for services, office rent, administration and supplies. During the fiscal year ended March 31, 2009, Mr. Hislop received $4,250 per month until January 1, 2009.  From January 1, 2009 through March 31, 2009, Mr. Hislop received $7,865.  The agreement continued through March 31, 2010 with the amended agreement becoming effective November 2010.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

On January 1, 2009, we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  After one year following the effective date of the agreement, the monthly fee increases by 3% subject to any required regulatory or stock exchange approval.  Prior to January 1, 2009, we had a verbal contract with Caravel Management Corp., to provide these services for a fee of $4,250 per month.  Subsequently, we amended our agreement with Caravel Management Corp. to provide administrative services for $3,500 per month, effective November 1, 2010.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2011.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any unexercised options, stock that had not vested or equity incentive plan awards as of March 31, 2011.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2011.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2011.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 24, 2011, there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)

The percentage of class is based on 16,020,000 shares of common stock issued and outstanding as of May 31, 2011.

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

We receive administrative services and back office support under a formal written management services agreement with Caravel Management Corp., pursuant to which we are charged $7,865 per month. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  Effective November 1, 2010, the company revised its agreement with Caravel Management Corp. to provide management services for $3,500 per month.  The agreement with Caravel Management Corp. is on a month to month basis.

On March 31, 2006, we entered into a revised loan agreement with Caravel Management Corp.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan in payable in Canadian dollars and is secured by a Promissory Note.

During the year ended March 31, 2010, we paid CDN $60,603 (US $53,190) and borrowed an additional CDN $4,169 (US $3,915) and with accrued interest brought the total loan balance to CDN $510,239 (US $502,402) at March 31, 2010.  During the year ended March 31, 2011, we borrowed an additional CDN $11,305 (US $110,226) bringing the total, with accrued interest, to CDN $710,017 (US$730,619) at March 31, 2011.  Subsequently in April and May 2011 we borrowed an additional CDN $30,259 (US$31,375).

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2011 and 2010 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit Fees*	$71,450	$27,984
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$71,450	$27,984

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various filings in arrears filed in 2011 (*of the $71,450 accounting fees invoiced and expensed in the current year, $17,000 represents the quarterly and annual review of our fiscal year ended March 31, 2011, the remaining $54,450 represents fees associated with prior period reviews).  The fees recorded in the above noted table may not reflect the fees charged for that period due to the various filings that are in arrears, the figures in the table reflect all fees billed, not accrued, for reporting period.  “Audit-related-fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.  “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number and Description

(3)

Articles of Incorporation/Bylaws

3.1

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.2

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Quarterly Report on Form 10-qSB filed with the Securities and Exchange Commission on August 19, 2003)

3.3

Amended & Restated Bylaws (Wyoming) (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003)

3.4

Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010).

(10)

Material Contracts

10.1

1999 Stock Option Plan (incorporated by reference from our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 31, 2000).

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

(31)

Section 302 Certifications

31.1*

Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002.

99.1

Audit Committee Charter (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on February 9, 2011).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY INC.

By:    _”John R Hislop”___________________________________
John Hislop, Chief Executive Officer, and
Chief Financial Officer

Date:  June 30, 2011

Exhibit 31.1

CERTIFICATION PURSUANT TO

RULE 13a-14(a) OR 15d-14(a) UNDER THE SECURITIES EXHANGE ACT OF 1934,

 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, Chief Executive Officer and Chief Financial Officer, certify that:

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

Date: June 30, 2011

_”John R Hislop”__________________________
John Hislop,
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, Chief Executive Officer and Chief Financial Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2011 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: June 30, 2011

“John R Hislop”
John Hislop
Chief Executive Officer and Chief Financial Officer
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