Form 10-Q/A
period 2011-06-30
NATION ENERGY INC
filed 2011-11-15
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of August 11, 2011.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011

Condensed Statements of Operations and Comprehensive (Loss) for the Three Months Ended June 30, 2011 and 2010, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2011 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2011 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended June 30, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2011 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	June 30,	March 31,
	2011	2011
	(Unaudited)

Current assets:
Cash	$8,941	$9,270
Total current assets	8,941	9,270

	$8,941	$9,270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$9,307	$28,684
Accounts payable and accrued expenses - related party	425,849	364,353
Loans payable - related party	602,848	566,668
Total current liabilities	1,038,004	959,705

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(783,134)	(707,952)
Accumulated comprehensive (loss):
Foreign currency translation	(290,615)	(287,169)
	(1,029,063)	(950,435)

	$8,941	$9,270

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive (Loss)
(Unaudited)
			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
	June 30, 2011	June 30, 2010	to June 30, 2011

Revenue:	$ -	$ -	$ -

General and administrative expense	47,009	44,584	497,606

(Loss) before other income (expense)	(47,009)	(44,584)	(497,606)

Other income (expense)
Interest (expense)	(28,173)	(18,919)	(286,353)
Interest income	-	-	825

Net (loss)	(75,182)	(63,503)	(783,134)

Foreign currency translation gain (loss)	(3,446)	22,284	(145,707)

Comprehensive (loss)	$ (78,628)	$ (41,219)	$ (928,841)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000

Net (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
Condensed Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

			June 1, 2008
			(Inception of
	For the Three Month Period Ended		Development Stage)
June 30, 2011	June 30, 2010		to June 30, 2011

Cash flows from operating activities:
Net (loss)	$ (75,182)	$ (63,503)	$ (783,134)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expenses	-	-	5,000
Increase (decrease) in accounts payable and accrued expenses	(19,377)	17,000	(21,420)
Increase (decrease) in accounts and loan payable - related party	61,496	23,414	(67,588)
Net cash (used in) operating activities	(33,063)	(23,089)	(755,546)

Cash flows from investing activities:
Proceeds from sale of properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cashflows from financing activities:
Proceeds from loan payable - related party	36,180	500	149,184
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	36,180	500	(358,883)

Effect of currency rate change gain (loss)	(3,446)	22,284	(83,301)

Net (decrease) in cash	(329)	(305)	(39,020)

Beginning balance, cash	9,270	12,596	47,961

Ending balance, cash	$ 8,941	$ 12,291	$ 8,941

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advances	$ -	$ 11,015	$ 24,945

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2011

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2011 (“The Annual Report”).

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2011, the Company has an accumulated (deficit) of ($6,839,714) and (deficit) accumulated during the development stage of ($783,134).

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($783,134) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($1,029,063) at June 30, 2011, and working capital and stockholders’ (deficits) of ($950,435) at March 31, 2011. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the three months ended June 30, 2011 and 2010 were $11,758 and $25,518, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the periods ended June 30, 2011 and 2010, the Company received cash proceeds of $36,180 and $500, received non-cash advances of $nil and $11,015, respectively.  As of June 30, 2011, the balance of the loan and accrued interest payable was CDN $765,922 (US $794,113) compared to CDN $707,991 (US $730,619) at March 31, 2011.

Note 6.   Subsequent Events

There were no material subsequent events from the date of the balance sheet through the date of issuance of these financial statements.

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

•

other risks and uncertainties related to our prospects, properties and business strategy; and

•

our company is categorized as a “shell company” as that term is used in the Commission’s rules.

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

Plan of Operation

The following is a discussion and analysis of our plan of operation for the three month period ended June 30, 2011, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our annual financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

RESULTS OF OPERATIONS – Three Months Ended June 30, 2011

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2011, which are included herein.

Our operating results for the three months ended June 30, 2011, for the three months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Difference Increase/(Decrease) %
General and administrative	$47,009	$44,584	5%
Interest expense	$28,173	$18,919	49%
Net (loss)	$(75,182)	$(63,503)	18%
Foreign currency translation gain (loss)	$(3,446)	$22,284	(116)%
Comprehensive (loss)	$(78,628)	$(41,219)	91%

We generated a net (loss) of ($75,182) for the three months ended June 30, 2011 compared to a net (loss) of ($63,503) for the three months ended June 30, 2010.  Net income per common share for the three months ended June 30, 2011 was $Nil compared to $Nil per common share for the three months ended June 30, 2010.

Interest expense for the three months ended June 30, 2011 totalled $28,173 compared to $18,919 for the three months ended June 30, 2010.  The increase reflected higher loan balances in the quarter ended June 30, 2011.

We reported a foreign currency translation (loss) of ($3,446) for the three months ended June 30, 2011 compared to a gain of $22,284 during the three months ended June 30, 2010. The fluctuations in the value of the Canadian dollar relative to the US dollar resulted in foreign currency translation adjustments.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Difference Increase/(Decrease) %
Administration fees	$11,759	$25,518	(54)%
Legal fees	$7,471	$9,172	(19)%
Office & MIS	$553	$618	(11)%
Transfer Agent & Filing Fees	$22,026	$1,026	2,047%
Accounting	$5,200	$8,250	(37)%
Total Expenses	$47,009	$44,584	5%

General and administrative expenses increased to $47,009 for the three months ended June 30, 2011 from $44,584 for the three months ended June 30, 2010.  General expenses included a decrease in administration fees from $25,518 for the three months ended June 30, 2010 to $11,758 for the three months ended June 30, 2011.  The decrease in administration fees was primarily a result of the revised monthly administration and management fee.  The monthly fee decreased to $3,500 per month in the three month period ended June 30, 2011 from $8,258 a month in the three months ended June 30, 2010.  As a result of slightly lower printing costs, office and Management Information System fees decreased slightly to $553 for the three months ended June 30, 2011 from $618 for the three months ended June 30, 2010.    Legal fees decreased to $7,471 for the three months ended June 30, 2011 from $9,172 in the three months ended June 30, 2010 due to increased legal review of financial statement filings and company status in the prior year.  Filing fees and transfer agent fees rose significantly to $22,026 during the three months ended June 30, 2011 from $1,026 during the three months ended June 30, 2010 as a result of increased filing fees charged during the current period. Accounting fees decreased to $5,200 for the three months ended June 30, 2011, compared to $8,250 for the three months ended June 30, 2010, due to a decrease in accounting reviews and SEC filings.

Liquidity and Financial Condition

Working Capital

	June 30, 2011 (Unaudited)	March 31, 2011
Current Assets	$8,941	$9,270
Current Liabilities	$1,038,0044	$959,705
Working Capital (Deficiency)	$(1,029,063)	$(950,435)

Cash Flows

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Cash flows (used in) Operating Activities	$(33,063)	$(23,089)
Cash flows provided by (used in) financing activities	$36,180	$500
Effect of exchange rate changes on cash	$(3,446)	$22,284
Net (decrease) in Cash	$(329)	$(305)

Operating Activities

Net cash (used in) operating activities was $(33,063) in the three months ended June 30, 2011 compared with net cash (used in) operating activities of $(23,089) in the same period in 2010.  The increase in cash (used in) operating activities of $9,974 is mainly attributed to an increase in accounts payable and prepaid expenses partially offset by an increase in related party accounts payable.  Operating (loss) increased to $(75,182) in the three months ended June 30, 2011 compared to a (loss) of $(63,503) over the three months ended June 30, 2010.  The increase in operating (loss) was due to a slight increase in general and administration costs and interest expense.

Financing Activities

Net cash provided by financing activities was $36,180 in the three months ended June 30, 2011 compared to net cash provided by financing activities of $500 in the corresponding period in 2010.  The cash provided was a result of increased advances against our loan payable.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

Principal and interest at March 31, 2011 totalled CDN $707,991 (US $728,535).  During the three months ended June 30, 2011, we borrowed an additional CDN $30,759 (US $36,180) compared to proceeds totalling CDN $11,673 (US $11,515 - $500 cash, $11,015 non-cash) for the prior period ended June 30, 2010. The loan balance plus accrued interest (including the effects of additional interest accruals and foreign currency translation adjustments through June 30, 2011) totalled CDN $765,922 (US $794,113) at June 30, 2011.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.6 million and had only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations, since we sold our oil and gas properties effective June 1, 2008.

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

During the three months ended June 30, 2011 we borrowed a total of CDN $30,759 (US $36,180).  The balances outstanding under the loan agreement totalled CDN $765,922 (US $794,113) at June 30, 2011 versus an aggregate of CDN $707,991 (US $728,535) at March 31, 2011.  We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of August 2, 2011, we had cash of $8,885.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

ITEM 4.   CONTROLS AND PROCEDURES

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

1.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

2.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

1.

We plan to recruit at least one, preferably two or more, additional independent board members to join our board of directors and audit committee at such time as additional board members are retained; and

2.

We intend to continue to update the documentation of our corporate governance and internal control processes, including formal risk assessment of our financial reporting processes.

It should be noted that a control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.   Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a working capital deficit of $1,029,063 as of June 30, 2011.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We were engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties were in the exploration, development and production stage and had proven reserves of oil and gas as of March 31, 2008.  Accordingly, we realized limited revenues and profit from our operations.  Any profitability in the future will be dependent upon acquiring a new business opportunity.  In September 2008, we closed the sale of our oil and gas assets in the Smoky Hill area of Alberta.  The sale was effective June 1, 2008.  We are now actively looking for a new business opportunity, primarily in the resource sector.

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

Our revenues, cash flows and profitability were substantially dependent upon prevailing prices for oil and natural gas.  In recent years, oil and natural gas prices, and therefore, the level of drilling, exploration, development and production, have been extremely volatile.  Any significant or extended decline in oil or natural gas prices would have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital.  Volatility in the oil and natural gas industry results from numerous factors, over which we have no control including:

•

the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices;

•

the cost of exploring for, producing and transporting oil and natural gas;

•

the domestic  and foreign supply of oil and natural gas;

•

domestic and foreign governmental regulations;

•

the level and price of foreign oil and natural gas transportation;

•

available pipeline and other oil and natural gas transportation capacity

•

weather conditions;

•

international political, military, regulatory and economic conditions;

•

the level of consumer demand;

•

the price and the availability of alternative fuels;

•

the effect of worldwide energy conservation measures;

•

the ability of oil and natural gas companies to raise capital;

•

significant declines in oil and natural gas prices for an extended period may;

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

Financial success depends on our ability to acquire reserves in the future

Our future success depends upon our ability to find, develop and acquire oil and natural gas reserves that are profitable.  Oil and natural gas are depleting assets, and production from oil and natural gas from properties declines as reserves are depleted with the rate of decline depending on reservoir characteristics. If we are unable to conduct future successful exploration or development activities or acquire properties containing proved reserves our cash flows, will be adversely affected.  Acquiring reserves through exploration, development activities or acquisitions will require significant capital which may not be available to us.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our financial performance.

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

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.   We cannot predict if the necessary funds can be raised or that any project work will be completed.  Acreage may not become available or if it is available for leasing we may not be successful in acquiring the leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital, to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital, to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing adverse effect on our company.

Oil and gas operations are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operating to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement of our operations.

In general, our exploration and production activities have been in the past and will continue to be subject to certain federal and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operations.  Compliance with these laws and regulations did not have a material effect on our operations or financial condition to date.  Legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements have not appeared to affect us any differently or to any greater or lesser extent than other companies in the industry.  We believe that our operations to date have complied, in all material respects, with all applicable environmental regulations.  In the past, our operating partners have maintained insurance coverage customary to the industry; however, we are not fully insured against all environmental risks.

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

Any change to governmental regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

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

NATION ENERGY INC.

_John R. Hislop_________________________
By:
John Hislop, Chief Executive Officer, and
Chief Financial Officer

Date: August 11, 2011

CERTIFICATIONS

Exhibit 31.1

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

Date: August 11, 2011

_John R. Hislop_________________________
John Hislop
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop Chief Executive Officer and Chief Financial Officer of Nation Energy Inc.(“the Company”) hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2011 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2011

John R. Hislop
John Hislop
Chief Executive Officer and Chief Financial Officer
Nation Energy Inc.