Form 10-Q/A
period 2011-09-30
NATION ENERGY INC
filed 2011-11-23
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2011

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

Yes [ X  ]     No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X ]   No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of November 21, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2011 and 2010, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2011 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2011 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended September 30, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2011 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	March 31,
	2011	2011
	(Unaudited)

Current assets:
Cash	$ 8,920	$ 9,270
Total current assets	8,920	9,270

	$ 8,920	$ 9,270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 5,198	$ 28,684
Accounts payable and accrued expenses - related party	469,838	364,353
Loans payable - related party	565,301	566,668
Total current liabilities	1,040,337	959,705

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(849,532)	(707,952)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(226,571)	(287,169)
	(1,031,417)	(950,435)

	$ 8,920	$ 9,270

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					June 1, 2008
	For the Three Month Period Ended		For the Six Month Period Ended		(Inception of
	September 30	September 30	September 30	September 30	Development Stage)
	2011	2010	2011	2010	to September 30, 2011

Revenue:	$ -	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-	-
Operating	-	-	-	-	-
	-	-	-	-	-

Operating income	-	-	-	-	-

General and administrative	38,600	53,070	85,610	97,654	536,207

Income (loss) before other income (expense)	(38,600)	(53,070)	(85,610)	(97,654)	(536,207)

Other income (expense)
Interest (expense)	(27,797)	(20,226)	(55,970)	(39,145)	(314,150)
Interest income	-	-	-	-	825
	(27,797)	(20,226)	(55,970)	(39,145)	(313,325)

Net income (loss)	(66,397)	(73,296)	(141,580)	(136,799)	(849,532)

Foreign currency translation gain (loss)	64,043	(15,824)	60,598	6,460	(81,663)

Comprehensive income (loss)	$ (2,354)	$ (89,120)	$ (80,982)	$ (130,339)	$ (931,195)

Per share information:

Weighted average number of common
shares outstanding - basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Six Month Period Ended		(Inception of
	September 30,	September 30,	Development Stage)
	2011	2010	to September 30, 2011

Cash flows from operating activities:
Net (loss)	$ (141,580)	$ (136,799)	$ (849,532)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Decrease in accounts payable	(23,488)	(19,022)	(25,531)
Increase (decrease) in accounts payable and accrued expenses - related party	121,616	104,570	(7,468)
Net cash (used in) operating activities	(43,452)	(51,251)	(765,935)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties		-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	43,117	50,748	156,121
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	43,117	50,748	(351,946)

Effect of currency rate change (loss)	(17)	(230)	(79,872)

Net (decrease) in cash	(352)	(733)	(39,043)

Beginning balance, cash	9,270	12,595	47,961

Ending balance, cash	$ 8,918	$ 11,862	$ 8,918

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ 21,030	$ 24,945

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2011

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2011, the Company has an accumulated (deficit) of ($6,839,714) and (deficit) accumulated during the development stage of ($849,532).

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($849,532) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($1,031,417) at September 30, 2011, and working capital and stockholders’ (deficits) of ($950,435) at March 31, 2011. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the six months ended September 30, 2011 and 2010 were $21,000 and $49,821, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the periods ended September 30, 2011 and 2010, the Company received cash proceeds of $43,117 and $50,748, received non-cash advances of $Nil and $21,030, respectively.  As of September 30, 2011, the balance of the loan and accrued interest payable was CDN $806,161 (US $769,090) compared to CDN $707,991 (US $730,619) at March 31, 2011.

Note 6.   Subsequent Events

Subsequent to September 30, 2011, the Company received cash proceeds on its related party loan totalling CDN $6,350 (US$6,260).

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

Plan of Operation

The following is a discussion and analysis of our plan of operation and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements During the Next Twelve Months

Over the next twelve months we intend to use funds to evaluate new business acquisitions, as follows:

General and Administrative	$70,000

Professional Fees	60,000

Total	$130,000

We have suffered recurring losses since the inception of the development stage.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Management’s plan in this regard is to raise additional capital through a debt or an equity offering.  The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended September 30, 2011, which are included herein.

Our operating results for the three months ended September 30, 2011, for the three months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Difference Increase/(Decrease) %
General and administrative	$38,600	$53,070	(27.3)%
Interest expense	$27,797	$20,226	37.4%
Net (loss)	$(66,397)	$(73,296)	(9.4)%
Foreign currency translation gain (loss)	$64,043	$(15,824)	504.7%

We generated a net loss of ($66,397) for the three months ended September 30, 2011 compared to a net loss of ($73,296) for the three months ended September 30, 2010.  Net loss per common share was $Nil for both the three months ended September 30, 2011 and September 30, 2010.

Interest expense for the three months ended September 30, 2011 totalled $27,797 compared to $20,226 for the three months ended September 30, 2010.  The increase reflected higher loan balances in the quarter ended September 30, 2011.

We reported a foreign currency translation gain of $64,043 for the three months ended September 30, 2011 compared to a translation loss of ($15,824) during the three month period ended September 30, 2010.  The sharp decline in the value of the Canadian dollar relative to the US dollar at the end of the period resulted in further foreign currency translation gains primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Difference Increase/(Decrease) %
Administration fees	$11,248	$24,303	(53.7)%
Legal fees	$2,014	$2,529	(20.4)%
Office & MIS	$4,948	$866	471.4%
Transfer Agent & Filing Fees	$15,390	$13,872	10.9%
Accounting	$5,000	$11,500	(56.5)%

General and administrative expenses decreased to $38,600 for the three months ended September 30, 2011 from $53,070 for the three months ended September 30, 2010. These expenses included administration fees amounting to $11,248 for the three months ended September 30, 2011 compared to $24,303 for the three months ended September 30, 2010.  The decrease in administration fees was due to a revision to the existing management services agreement.  The monthly fee decreased to $3,500 per month from $8,258 effective November 1, 2010.  Office and Management Information System fees increased from $866 for the three months ended September 30, 2010 to $4,948in the same period ended September 30, 2011.  The increase was due to the purchase of software required for new filing requirements.  Legal fees decreased slightly to $2,014 for the three months ended September 30, 2011 from $2,529 in the three months ended September 30, 2010.  Filing fees and transfer agent fees rose to $15,390 for the three months ended September 30, 2011 compared to $13,872 for the three months ended September 30, 2010.  Filing fees increased as a result of increased financial statement filings.  Accounting fees decreased to $5,000 for the three months ended September 30, 2011 from $11,500 for the three months ended September 30, 2010.  Accounting fees decreased due to a decrease in fees for the review associated with the catch up financial statement filings in the prior period.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended September 30, 2011, which are included herein.

Our operating results for the six months ended September 30, 2011, for the six months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	Difference Increase/(Decrease) %
General and administrative	$85,610	$97,654	(12)%
Interest expense	$55,970	$39,145	43%
Net income (loss)	$(141,580)	$(136,799)	3%
Foreign currency translation gain (loss)	$60,598	$6,460	838%
Comprehensive income (loss)	$(80,982)	$(130,339)	(38)%

We generated a net (loss) of ($141,580) for the six months ended September 30, 2011 compared to net (loss) of ($136,799) for the six months ended September 30, 2010.  Net (loss) per common share for both the six months ended September 30, 2011 and the six months ended September 30, 2010 was a net (loss) of ($0.01) per common share.

Interest expense for the six months ended September 30, 2011 totalled $55,970 compared to $39,145 for the six months ended September 30, 2010.  The increase reflected higher loan balances in the six months ended September 30, 2011.

 We reported a foreign currency translation gain of $60,597 for the six months ended September 30, 2011 compared to a gain of $6,460 for the six months ended September 30, 2010.  The increased gain on translation was due to the significant decline in the Canadian dollar Canadian dollar relative to the US dollar at the end of the period resulting in further foreign currency translation gains primarily as a result of our loans payable being due in Canadian dollars.  The major components of our general and administrative expenses for the six month periods are outlined in the table below:

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	Difference Increase/(Decrease) %
Administration fees	$23,006	$49,821	(54)%
Legal fees	$9,485	$11,701	(19)%
Office & MIS	$5,502	$1,484	271%
Transfer Agent & Filing Fees	$37,416	$14,899	151%
Accounting	$10,200	$19,750	(48)%

General and administrative expenses decreased to $85,609 for the six months ended September 30, 2011 from $97,654 for the six months ended September 30, 2010.  General expense included a decrease in administration fees to $23,006 for the six months ended September 30, 2011 from $49,821 for the six months ended September 30, 2010.  The decrease in administration fee was primarily a result of the revised monthly administration and management fee.  The monthly fee increased to $3,500 per month in the six month period ended September 30, 2011 from $8,258 a month in the six months ended September 30, 2010.  Office and Management Information System fees increased to $5,502 for the six months ended September 30, 2011 from $1,484 in the six months ended September 30, 2010.  The increase was primarily due to the purchase of software needed for new filing requirements.  Legal fees decreased to $9,485 for the six months ended September 30, 2011 from $11,701 in the six months ended September 30, 2010.  Accounting fees also decreased from $19,750 for the six months ended September 30, 2010 to $10,200 for the six months ended September 30, 2011.  The decrease in both legal and accounting fees was a result of fewer financial statement filing reviews completed during the current quarter.  Filing fees and transfer agent fees rose to $37,416 for the six months ended September 30, 2011 compared to $14,899 in the same period ended September 30, 2010.  Filing and transfer agent fees increased due to an increased number of financial statement filings in the current quarter.

Liquidity and Financial Condition

Working Capital

	At September 30, 2011 (Unaudited)	At March 31, 2011
Current Assets	$8,920	$9,270
Current Liabilities	$1,040,337	$959,705
Working Capital Deficiency	$(1,031,417)	$(950,435)

Cash Flows

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
Cash flows (used in) Operating Activities	$(43,450)	$(51,251)
Cash flows provided by Financing Activities	$43,117	$50,748
Effect of exchange rate changes	$(17)	$(230)
Net (decrease) in cash	$(350)	$(733)

Operating Activities

Net cash (used in) operating activities was ($43,450) in the six months ended September 30, 2011 compared with net cash (used in) operating activities of ($51,251) in the six months ended September 30, 2010.  The decrease in cash used in operating activities of $7,801 is mainly attributed an increase in accounts payable partially offset by an increase in operating losses.  Net income for the six months ended September 30, 2011 decreased to a loss of ($142,530) compared to a loss of ($136,799) for the six months ended September 30, 2010, primarily due to increased general and administration and interest expenses in the current period.

Financing Activities

Net cash provided by financing activities was $43,117 in six months ended September 30, 2011 compared to net cash provided by financing activities of $50,748 in the six months ended September 30, 2010.  The difference resulted from advances under the loan agreement of $50,748 during the period ended September 30, 2010 compared to further advances under the loan agreement of $43,117 during the period ended September 30, 2011.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

Principal and interest at March 31, 2011 totalled CDN $707,991 (US $728,535).  During the six months ended September 30, 2011, we borrowed an additional CDN $41,861 (US $43,117) compared to loan advances totalling CDN $52,357 (US $50,748) for the prior period ended September 30, 2010.  Subsequent to the period ended September 30, 2011, we borrowed an additional CDN$6,350 (US$6,260).

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.6 million and had only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on the shareholder advances to participate and continue operations, since we sold our oil and gas properties effective June 1, 2008.

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

During the six months ended September 30, 2011 we borrowed a total of CDN $41,861 (US $43,117).  During the six months ended September 30, 2010 we borrowed a total of CDN $52,357 (US $50,748).   The balances outstanding under the loan agreement totalled CDN $806,161 (US $769,090) at September 30, 2011 versus an aggregate of CDN $603,055 (US $585,604) at September 30, 2010.  We have limited operating history.  We can only estimate future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

We are presently subject to a cease trade order (the “Order”) issued by the British Columbia Securities Commission (“BCSC”) in connection with our failure to file certain of our financial statements publicly in Canada including our annual information forms for the past three fiscal years, comparative annual financial statements for our financial year ended March 31, 2009, interim financial statements for the interim periods ended September 30, 2008 and December 31, 2008 and related management discussion and analysis of the financial statements of those periods.

As of the date of this Quarterly Report on Form 1-0Q, we have filed all outstanding documents required to be filed pursuant to the Order and are taking steps to obtain a revocation of the Order in accordance with applicable securities laws.

Future Financings

As of October 28, 2011 we had cash of $515.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

Off-Balance Sheet Arrangements

We have no  off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4 .   CONTROLS AND PROCEDURES

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

1.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a working capital deficit of $(1,031,417) as of September 30, 2011.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

The British Columbia Securities Commission has issued a cease trade order affecting our company’s common stock in British Columbia

We have received notice that the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) with respect to our company’s securities under the British Columbia Securities Act (the “BC Act”).  The Order was made due to our company’s failure to file on SEDAR comparative annual financial statements for our financial year ended March 31, 2009, interim financial statements for the interim periods ended September 30, 2008 and December 31, 2008, Form 51-102F1 Management’s Discussion and Analysis for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009 and a Form 51-102F Annual Information Form for the year ended March 31, 2009 (the “2009 Form 51-102F2”).

As of the date of this Quarterly Report on Form 10-Q, we have filed each of these documents as required by the Order and all documents required to be filed on SEDAR to date.  We are currently taking steps to obtain a revocation of the Order in accordance with National Policy 12-202 Revocation of a Compliance-related Cease Trade Order.

The Order requires that all trading of our company’s securities in British Columbia, Canada cease until the Executive Director has made an order under section 164 of the BC Act revoking the Order.

The fact that the BCSC issued the Order, and/or any resolution of the Order, may not only cause our company to expend resources, but may also have a negative effect on the Company’s securities, which could result in a decline in the value of our securities or cause them to be valueless.  Furthermore, until the Order is lifted, trading of our securities in British Columbia will be prohibited, which could cause our company’s common stock to have less liquidity and will mean that residents of British Columbia will be prohibited from buying and selling our securities.

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

A decline in oil and natural gas prices would have an adverse impact on our operations

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

Financial success depends on our ability to acquire reserves in the future

Our future success depends upon our ability to find, develop and acquire oil and natural gas reserves that are profitable.  Oil and natural gas are depleting assets and production from oil and natural gas from properties declines as reserves are depleted with the rate of decline depending on reservoir characteristics. If we are unable to conduct future successful exploration or development activities or acquire properties containing proved reserves our cash flows, will be adversely affected.  Acquiring reserves through exploration, development activities or acquisitions will require significant capital which may not be available to us.

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

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)

Additional Exhibits

99.1

Audit Committee Charter (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission February 9, 2011)

(101)

XBRL-Related Documents

101.INS*

XBRL INSTANCE DOCUMENT

101.SCH*

XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*

XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*

XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*

XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*

XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY INC.

By:     “John R Hislop”
John Hislop, Chief Executive Officer, and
Chief Financial Officer,

Date:    November 21, 2011

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

Date:  November 21, 2011

“John R Hislop”
John Hislop,
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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2011 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 21, 2011

“John R Hislop”
John Hislop
Chief Executive Officer, and Chief Financial Officer
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