Form 10-Q
period 2011-12-31
NATION ENERGY INC
filed 2012-02-09
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of February 8, 2012.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2011 and 2010, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2011 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2011 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended December 31, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2011 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31,	March 31,
	2011	2011
	(Unaudited)

Current assets:
Cash	$ 8,801	$ 9,270
Total current assets	8,801	9,270

	$ 8,801	$ 9,270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 36,158	$ 28,684
Accounts payable and accrued expenses - related party	484,069	364,353
Loans payable - related party	611,188	566,668
Total current liabilities	1,131,415	959,705

Stockholders' (deficit):
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(920,859)	(707,952)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(246,441)	(287,169)
Total Stockholders' (deficit):	(1,122,614)	(950,435)

	$ 8,801	$ 9,270

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					June 1, 2008
	For the Three Month Period Ended		For the Nine Month Period Ended		(Inception of
	December 31,	December 31,	December 31,	December 31,	Development Stage)
	2011	2010	2011	2010	to December 31, 2011

Revenues	$ -	$ -	$ -	$ -	$ -
General and administrative
expenses	37,659	48,651	123,269	146,305	573,866

Income (loss) before other
income (expense)	(37,659)	(48,651)	(123,269)	(146,305)	(573,866)

Other income (expense)
Interest (expense)	(33,668)	(23,007)	(89,638)	(62,152)	(347,818)
Interest income	-	-	-	-	825
	(33,668)	(23,007)	(89,638)	(62,152)	(346,993)

Net income (loss)	(71,327)	(71,658)	(212,907)	(208,457)	(920,859)

Foreign currency translation gain (loss)	(19,870)	(21,484)	40,728	(15,024)	(101,533)

Comprehensive income (loss)	$ (91,197)	$ (93,142)	$ (172,179)	$ (223,481)	(1,022,392)

Per share information:

Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common
share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 1, 2008
	For the Nine Month Period Ended		(Inception of
	December 31,	December 31,	Development Stage)
	2011	2010	to December 31, 2011

Cash flows from operating activities:
Net (loss)	$ (212,907)	$ (208,457)	$ (920,859)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Decrease in accounts payable	7,474	(9,350)	5,431
Increase (decrease) in accounts payable and accrued expenses – related party	119,716	156,811	(9,368)
Net cash (used in) operating activities	(85,717)	(60,996)	(808,200)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	49,488	73,661	157,524
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	49,488	73,661	(350,543)

Effect of currency rate change (loss)	$ 35,760	(15,024)	$ (39,127)

Net (decrease) in cash	(469)	(2,359)	$ (39,160)

Beginning balance, cash	9,270	12,595	47,961

Ending balance, cash	$ 8,801	$ 10,236	$ 8,801

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ 21,030	$ 24,945

The accompanying notes are an integral part of these financial statements.

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

December 31, 2011

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2011 the Company has an accumulated (deficit) of ($6,839,714) and accumulated (deficit) during the development stage of ($920,859).

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

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to confirm with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments in this Update changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its results of operations, financial condition, or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($920,859) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($1,122,614) at December 31, 2011, and working capital and stockholders’ (deficits) of ($950,435) at March 31, 2011. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the nine months ended December 31, 2011 and 2010 were $33,506 and $64,922, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the nine months ended December 31, 2011 and 2010, the Company received cash proceeds of $49,488 and $73,661, and received non-cash advances of $Nil and $21,030, respectively.  As of December 31, 2011, the balance of the loan and accrued interest payable was CDN $843,281(US $829,208) compared to CDN $710,017 (US $730,619) at March 31, 2011.

Note 6.   Subsequent Events

There were no events subsequent to the balance sheet date through the date of this filing that would require disclosure.

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

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements During the Next Twelve Months

Over the next twelve months we intend to use funds to evaluate new business acquisitions, as follows:

General and Administrative	$80,000

Professional Fees	50,000

Total	$130,000

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended December 31, 2011, which are included herein.

Our operating results for the three months ended December 310, 2011, for the three months ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Amount and Percentage Increase/(Decrease)
General and administrative	$37,659	$48,651	$(10,992)	(22.6)%
Interest expense	$33,668	$23,007	$10,661	46.3%
Net (loss)	$(71,327)	$(71,658)	$(331)	(0.4)%
Foreign currency translation gain (loss)	$(19,870)	$(21,484)	$(1,614)	(7.5)%
Comprehensive (loss)	$(91,197)	$(93,124)	$(1,945)	(2.0)%

We generated a net loss of ($71,327) for the three months ended December 31, 2011 compared to a net loss of ($71,658) for the three months ended December 31, 2010.  Net loss per common share was $0.01 for both the three months ended December 31, 2011 and December 31, 2010.

Interest expense for the three months ended December 31, 2011 totalled $33,668 compared to $23,007 for the three months ended December 31, 2010.  The increase reflected higher loan balances in the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010.

We reported a foreign currency translation loss of ($19,870) for the three months ended December 31, 2011 compared to a translation loss of ($21,484) during the three month period ended December 31, 2010.  The increase in the value of the Canadian dollar relative to the US dollar at the end of the period resulted in further foreign currency translation losses primarily as a result of our loans payable being due in Canadian dollars.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Amount and Percentage Increase/(Decrease)
Administration fees	$10,500	$15,102	$(4,602)	(30.5)%
Legal fees	$9,185	$4,135	$5,050	122.2%
Office & MIS	$115	$739	$(624)	(84.4)%
Transfer Agent & Filing Fees	$4,859	$10,275	$(5,416)	(52.7)%
Accounting	$13,000	$18,400	$(5,400)	(29.3)%

General and administrative expenses decreased to $37,659 for the three months ended December 31, 2011 from $48,651 for the three months ended December 31, 2010. These expenses included administration fees amounting to $10,500 for the three months ended December 31, 2011 compared to $15,102 for the three months ended December 31, 2010.  The decrease in administration fees was due to a revision to the existing management services agreement.  The monthly fee decreased to $3,500 per month from $8,258 effective November 1, 2010.  Office and Management Information System fees decreased from $739 for the three months ended December 31, 2010 to $115 in the same period ended December 31, 2011.   Legal fees increased to $9,185 for the three months ended December 31, 2011 from $4,135 in the three months ended December 31, 2010.  Filing fees and transfer agent fees decreased to $4,859 for the three months ended December 31, 2011 compared to $10,275 for the three months ended December 31, 2010.  Filing fees decreased as a result of fewer financial statement filings.  Accounting fees decreased to $13,000 for the three months ended December 31, 2011 from $18,400 for the three months ended December 31, 2010.  Accounting fees decreased due to a decrease in fees for the review associated with the catch up financial statement filings in the prior period.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended December 31, 2011, which are included herein.

Our operating results for the nine months ended December 31, 2011, for the nine months ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Amount and Percentage Increase/(Decrease)
General and administrative	$123,269	$146,305	$(23,036)	(15.7)%
Interest expense	$89,638	$62,152	$27,486	44.2%
Net (loss)	$(212,907)	$(208,457)	$4,450	2.1%
Foreign currency translation gain (loss)	$40,728	$(15,024)	$55,752	371.1%
Comprehensive (loss)	$(172,179)	$(223,481)	$(51,302)	(23.0)%

We generated a net (loss) of ($212,907) for the nine months ended December 31, 2011 compared to net (loss) of ($208,457) for the nine months ended December 31, 2010.  Net (loss) per common share for both the nine months ended December 31, 2011 and the nine months ended December 31, 2010 was a net (loss) of ($0.01) per common share.

Interest expense for the nine months ended December 31, 2011 totalled $89,638 compared to $62,152 for the nine months ended December 31, 2010.  The increase reflected higher loan balances in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.

 We reported a foreign currency translation gain of $40,728 for the nine months ended December 31, 2011 compared to a loss of ($15,024) for the nine months ended December 31, 2010.  The gain on translation was due to the decrease in the Canadian dollar relative to the US dollar at the end of the period which was applied to the company’s loans payable in Canadian dollars.  The major components of our general and administrative expenses for the nine month periods are outlined in the table below:

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Amount and Percentage Increase/(Decrease)
Administration fees	$33,506	$64,922	$(31,416)	(48.4)%
Legal fees	$18,671	$15,837	$2,834	17.9%
Office & MIS	$5,617	$2,222	$3,395	152.8%
Transfer Agent & Filing Fees	$42,275	$25,174	$17,101	67.9%
Accounting	$23,200	$38,150	$(14,950)	(39.2)%

General and administrative expenses decreased to $123,269 for the nine months ended December 31, 2011 from $146,305 for the nine months ended December 31, 2010.  General expense included a decrease in administration fees to $33,506 for the nine months ended December 31, 2011 from $64,922 for the nine months ended December 31, 2010.  The decrease in administration fee was primarily a result of the revised monthly administration and management fee.  The monthly fee decreased to $3,500 per month in the nine month period ended December 31, 2011 from $8,258 per month in the nine months ended December 31, 2010.  Office and Management Information System fees increased to $5,617 for the nine months ended December 31, 2011 from $2,222 in the nine months ended December 31, 2010.  The increase was primarily due to the purchase of software needed for new filing requirements.  Legal fees increased to $18,671 for the nine months ended December 31, 2011 from $15,837 in the nine months ended December 31, 2010 due to additional filing reviews completed during the current period.  Filing fees and transfer agent fees rose to $42,275 for the nine months ended December 31, 2011 compared to $25,174 in the same period ended December 31, 2010.  Filing and transfer agent fees increased due to an increased number of financial statement filings in the current quarter.

Liquidity and Financial Condition

Working Capital

	At December 31, 2011 (Unaudited)	At March 31, 2011
Current Assets	$8,801	$9,270
Current Liabilities	$1,131,415	$959,705
Working Capital Deficiency	$(1,122,614)	$(950,435)

Cash Flows

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Cash flows (used in) Operating Activities	$(85,717)	$(60,996)
Cash flows provided by Financing Activities	$49,488	$73,661
Effect of exchange rate changes	$35,760	$(15,024)
Net (decrease) in cash	$(469)	$(2,359)

Operating Activities

Net cash (used in) operating activities was ($85,717) in the nine months ended December 31, 2011 compared with net cash (used in) operating activities of ($60,996) in the nine months ended December 31, 2010.  The increase in cash used in operating activities of $24,721 is mainly attributed a decrease in accounts payable partially offset by an increase in operating losses.  Net (loss) for the nine months ended December 31, 2011 increased to a loss of ($212,907) compared to a loss of ($208,457) for the nine months ended December 31, 2010, primarily due to increased interest expenses in the current period.

Financing Activities

Net cash provided by financing activities was $49,488 in nine months ended December 31, 2011 compared to net cash provided by financing activities of $73,661 in the nine months ended December 31, 2010.  The difference resulted from advances under the loan agreement of $73,661 during the period ended December 31, 2010 compared to further advances under the loan agreement of $49,488 during the period ended December 31, 2011.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

Principal and interest at March 31, 2011 totalled CDN $710,017 (US $730,619).  During the nine months ended December 31, 2011, we borrowed an additional CDN $50,000 (US $49,488) compared to loan advances totalling CDN $85,094 (US $73,661) for the prior period ended December 31, 2010.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $8.0 million and had only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on the shareholder advances to participate and continue operations, since we sold our oil and gas properties effective June 1, 2008.

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

During the nine months ended December 31, 2011 we borrowed a total of CDN $48,211 (US $49,488).  During the nine months ended December 31, 2010 we borrowed a total of CDN $85,094 (US $73,661).   The balances outstanding under the loan agreement totalled CDN $843,281 (US $829,198) at December 31, 2011 versus an aggregate of CDN $659,093 (US $662,671) at December 31, 2010.  We have limited operating history.  We can only estimate future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

We are presently subject to a cease trade order (the “Order”) issued by the British Columbia Securities Commission (“BCSC”) in connection with our failure to file certain of our financial statements publicly in Canada including our annual information forms for the past three fiscal years, comparative annual financial statements for our financial year ended March 31, 2009, interim financial statements for the interim periods ended December 31, 2008 and December 31, 2008 and related management discussion and analysis of the financial statements of those periods.

As of the date of this Quarterly Report on Form 10-Q, we have filed all outstanding documents required to be filed pursuant to the Order and are taking steps to obtain a revocation of the Order in accordance with applicable securities laws.

Future Financings

As of February 8, 2012 we had cash of $368.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans in order to fund our business operations.   Issuances of additional shares are subject to the removal of the cease trading order of the B.C. securities commission and will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are presently subject to a cease trade order (the “Order”) issued by the British Columbia Securities Commission (“BCSC”) in connection with our failure to file certain of our financial statements publicly in Canada including our annual information forms for the past three fiscal years, comparative annual financial statements for our financial year ended march 31, 2009, interim financial statements for the interim periods ended December 31, 2008 and December 31, 2009 and related management discussion and analysis of the financial statements of those periods.

As of the date of this Quarterly Report on Form 10-Q, we have filed all outstanding documents required to be filed pursuant to the Order and are taking steps to obtain a revocation of the Order in accordance with applicable securities laws.

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

We had a working capital deficit of $(1,122,614) as of December 31, 2011.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

The British Columbia Securities Commission has issued a cease trade order affecting our company’s common stock in British Columbia

We have received notice that the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) with respect to our company’s securities under the British Columbia Securities Act (the “BC Act”).  The Order was made due to our company’s failure to file on SEDAR comparative annual financial statements for our financial year ended March 31, 2009, interim financial statements for the interim periods ended December 31, 2008 and December 31, 2008, Form 51-102F1 Management’s Discussion and Analysis for the periods ended December 31, 2008, December 31, 2008 and March 31, 2009 and a Form 51-102F Annual Information Form for the year ended March 31, 2009 (the “2009 Form 51-102F2”).

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

The fact that the BCSC issued the Order, and/or any resolution of the Order, may not only cause our company to expend resources, but may also have a negative effect on the Company’s securities, which could result in a decline in the value of our securities or cause them to be valueless.  Furthermore, until the Order is lifted, trading of our securities in British Columbia will be prohibited, which could cause our company’s common stock to have less liquidity and will mean that residents of British Columbia will be prohibited from buying and selling our securities.  As of the date of this Quarterly Report on Form 10-Q, we have filed all outstanding documents required to be filed pursuant to the Order and are taking steps to obtain a revocation of the Order in accordance with applicable securities laws.

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

NATION ENERGY INC.

By:     John R. Hislop

John Hislop, Chief Executive Officer, and
Chief Financial Officer,

Date:   February 8, 2012

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

Date:  February 8, 2012

John  R. Hislop

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended December 31, 2011 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 8, 2012

John R. Hislop
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