Form 10-K
period 2012-03-31
NATION ENERGY INC
filed 2012-06-18
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2012

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

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $104,130 based on a price of $0.0065 per share on September 30, 2011.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of June 15, 2012.

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

The proceeds of the sale of the Bolton Property were used to partially repay amounts owed to Caravel Management Corp. under a demand promissory note dated March 31, 2006 in the original amount of CDN $980,905 (US $840,464).  Caravel Management Corp., is a private management services company wholly-owned by our sole director and officer.  As of March 31, 2012 the remaining principal and accrued interest due to Caravel totalled CDN $875,123 (US $872,935).

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

We had a working capital deficit of $1,208,693 as of March 31, 2012.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Quarter Ended	High	Low
March 31, 2012	$0.010	$0.010
December 31, 2011	$0.010	$0.010
September 30, 2011	$0.006	$0.006
June 30, 2011	$0.010	$0.006
March 31, 2012	$0.006	$0.006
December 31, 2010	$0.010	$0.006
September 30, 2010	$0.020	$0.010
June 30, 2010	$0.010	$0.010

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of May 29, 2012, we had 16,020,000 shares of common stock outstanding and approximately 24 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported n a quarterly report on Form 10-Q or in a current report on Form 8-K.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options.  On February 26, 2003, options to purchase 225,000 common shares were granted to the company’s Chief Executive Officer and Chief Financial Officer and vested immediately upon grant.  The options were granted at an exercise price of $0.10 expiring February 26, 2008.  The remaining options under this grant expired unexercised during the year ended March 31, 2008.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2012.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
1999 Stock Option and Incentive Plan (an equity compensation plan approved by security holders)	-	-	2,500,000

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2012.

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

Cash Requirements

Over the next twelve months, we intend to use funds to evaluate new business acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$80,000

Professional Fees	65,000

Total	$145,000

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

RESULTS OF OPERATIONS – Years Ended March 31, 2012 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2012, which are included herein.

Our operating results for the year ended March 31, 2012, for the year ended March 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2012	Year Ended March 31, 2011	Difference Increase/(Decrease) %
General and administrative	$165,523	$218,289	(24)%
Interest expense	$121,439	$87,244	39%
Net (loss)	$(286,962)	$(305,533)	(6)%

We generated a net (loss) of $(286,962) for the year ended March 31, 2012 compared to a (loss) of $(305,533) for the year ended March 31, 2011.  Net (loss) per common share for the year ended March 31, 2012 was ($0.02) compared to ($0.02) per common share for the year ended March 31, 2011.  General and administrative expenses decreased to $165,523 during the year ended March 31, 2012 from $218,289 during the year ended March 31, 2011.   The decrease was primarily due to a decrease in accounting, filing and legal fees associated with increased activity in filing past financial statements to bring our filings current with the SEC during 2011.

Interest expense for fiscal 2011 totalled $121,439 compared to $87,244 for fiscal 2011.  The increase reflected higher average outstanding balance of shareholder loans in fiscal 2012 versus fiscal 2011.

We reported a foreign currency translation gain of $28,704 in fiscal 2012 compared to a (loss) of ($30,906) in fiscal 2011.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2012 decreased compared to consistent and higher values in the value of the Canadian dollar during the prior fiscal periods resulting in a significant gain on translation.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2012	Year Ended March 31, 2011	Difference Increase/(Decrease) %
Administration fees	$44,006	$75,422	(42)%
Office & MIS	$6,010	$2,759	118%
Legal fees	$25,407	$20,814	22%
Transfer Agent & Filing Fees	$47,400	$47,844	(1)%
Accounting	$42,700	$71,450	(40)%
Total Expenses	$165,523	$218,289	(24)%

General and administrative expenses decreased to $165,523 in fiscal 2012 from $218,289 in fiscal 2011.  General expenses included a decrease in administration fees to $44,006 in fiscal 2012 from $75,422 in fiscal 2011, substantially due to a decrease in the monthly management fees paid to a related party.  Office expenses and Management Information System fees increased to $6,010 in fiscal 2012 from $2,759.Legal fees increased to $25,407 in fiscal 2012 from $20,814 in the prior fiscal year mainly due to legal fees associated with the review of our financial statement filings.  Filing fees and transfer agent fees decreased to $47,400 in fiscal 2012 from $47,844 in the prior fiscal period.  Accounting fees decreased to $42,700 for the year ended March 31, 2012 from $71,450 in the prior year ended March 31, 2011.  The decrease in accounting fees was due to more reviews and filings in the preceding fiscal year required to bring our financial statement filings current.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2012	Year Ended March 31, 2011
Current Assets	$10,794	$9,270
Current Liabilities	$1,219,487	$959,725
Working Capital (Deficiency)	($1,208,693)	($950,434)

Cash Flows

	Year Ended March 31, 2012	Year Ended March 31, 2011
Cash flows provided by (used in) Operating Activities	$(50,542)	$(85,424)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by (used in) Financing Activities	$49,509	$113,004
Effect of exchange rate changes on cash	$2,557	$(30,906)
Net (decrease) in cash	$1,524	$(3,326)

Operating Activities

Net cash (used in) operating activities was $(50,542) in the year ended March 31, 2012 compared with net cash used in operating activities of $(85,424) in the same period in 2011.  The decrease in cash (used in) operating activities of $34,882 is mainly attributed to an decrease in the net (loss) for the current year of ($286,962) from a net loss of  $(305,533) in fiscal 2011.   In addition to an increase in accounts payable – related party of $16,548.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $49,509 in the year ended March 31, 2012 compared to net cash provided by financing activities of $113,004 in the year ended March 31, 2011.  All activities derive from loan proceeds from a related party.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As at March 31, 2011 the loan, together with accrued interest totalled CDN $710,017 (US $ 730,619).  During the year ended March 31, 2012, we borrowed an additional CDN $48,210 (US $49,288).  Together with accrued interest the loan balance totalled CDN $875,123 (US $872,936) at March 31, 2012.  (Subsequently we borrowed an additional proceeds of CDN $5,000 (US$5,045).

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.8 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in fiscal 2012 totalled $(103,928) versus net cash used in operating activities of $85,424 in fiscal 2011.  Cash balances were $10,794 and $9,270, as of March 31, 2012 and March 31, 2011, respectively.

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

 As at March 31, 2011 the loan, together with accrued interest totalled CDN $710,017 (US $ 730,619).  During the year ended March 31, 2012, we borrowed an additional CDN $48,210 (US $49,288).  Together with accrued interest the loan balance totalled CDN $875,123 (US $872,936) at March 31, 2012.  (Subsequently we borrowed an additional proceeds of CDN $5,000 (US$5,045).

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of May 29, 2012, we had cash of US $2,273.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and Gas Properties

We followed the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, were capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs were capitalized only if they could be directly identified with acquisition, exploration, or development activities. As of March 31, 2011 and 2012, we have not capitalized any internal costs.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated May 29, 2012

Balance Sheets at March 31, 2012 and 2011

Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2012 and 2011, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2012

Statements of Changes in Stockholders' Equity (Deficit) for the period June 1, 2008 (Inception of the Development Stage) through March 31, 2012

Statements of Cash Flows for the years ended March 31, 2012 and 2011, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2012

Notes to the Financial Statements

StarkSchenkein,LLP
BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2012 and

2011, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended and the development stage period of June 1, 2008, to March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2012 and 2011, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended and the period June 1,

2008, to March 31, 2012, in conformity with accounting principles generally accepted in the United

States of America.

StarkSchenkein,LLP

Denver, Colorado

May 29, 2012

Nation Energy, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2012 and 2011

ASSETS

	March 31,	March 31,
	2012	2011

Current assets:
Cash	$ 10,794	$ 9,270
Total current assets	10,794	9,270

Total Assets	$ 10,794	$ 9,270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 29,511	$ 28,684
Accounts payable and accrued expenses - related party	546,560	364,353
Loans payable - related party	643,416	566,668
Total current liabilities	1,219,487	959,705

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	$ 16,020	16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(994,914)	(707,952)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(258,465)	(287,169)
Total Stockholders' (deficit)	(1,208,693)	(950,435)

Total Liabilities and Stockholders' (deficit)	$ 10,794	$ 9,270

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
For the Years Ended March 31, 2012 and 2011
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2012
			June 1, 2008
	For the Years Ended		(Inception of
	March 31	March 31	Development Stage)
	2012	2011	to March 31, 2012

Revenue:	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-
Operating	-	-	-

Operating income	-	-	-

General and administrative
expenses	165,523	218,289	616,120

Income (loss) before other
income (expense)	(165,523)	(218,289)	(616,120)

Other income (expense)
Interest (expense)	(121,439)	(87,244)	(379,619)
Interest income	-	-	825
Total other income (expense)	(121,439)	(87,244)	(378,794)

Net income (loss)	(286,962)	(305,533)	(994,914)

Foreign currency translation gain
(loss)	28,704	(30,906)	(113,557)

Comprehensive income (loss)	$ (258,259)	$ (336,439)	$ (1,108,472)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net income (loss) per common
share - basic and diluted	$ (0.02)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

Nation Energy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
for June 1, 2008 (Inception of the Development Stage)
to March 31, 2012

					Accumulated	Accumulated
					(Deficit)	(Deficit)
	Common Stock		Additional	Accumulated	Prior to the	During the	Total
	Number of		Paid-in	Comprehensive	Development	Development	Stockholders'
	Shares	Amount	Capital	Income (loss)	Stage	Stage	(Deficit)

Balance at inception June 1, 2008	16,020,000	16,020	6,868,380	(207,314)	(6,839,714)		(162,628)

Comprehensive income (loss)				31,203			31,203

Net (loss)						(199,365)	(199,365)

Balance at March 31, 2009	16,020,000	16,020	6,868,380	(176,111)	(6,839,714)	(199,365)	(330,790)

Comprehensive Income (loss)				(80,152)			(80,152)

Net income (loss)						(203,054)	(203,054)

Balance at March 31, 2010	16,020,000	16,020	6,868,380	(256,263)	(6,839,714)	(402,419)	(613,996)

Comprehensive income (loss)				(30,906)			(30,906)

Net income (loss)						(305,533)	(305,533)

Balance at March 31, 2011	16,020,000	16,020	6,868,380	(287,169)	(6,839,714)	(707,952)	(950,435)

Comprehensive income (loss)				28,704			28,704

Net income (loss)						(286,962)	(286,962)

Balance at March 31, 2012	16,020,000	16,020	6,868,380	(258,465)	(6,839,714)	(994,914)	(1,208,693)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
For the Years Ended March 31, 2012 and 2011
and Cumulative Amounts from June 1, 2008(Inception of the Development Stage)
to March 31, 2012
			June 1, 2008
	For the Years Ended		(Inception of
	March 31,	March 31,	Development Stage)
	2012	2011	to March 31, 2012

Cash flows from operating activities:
Net loss	$ (286,962)	$ (305,533)	$ (994,914)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Decrease in accounts payable	827	1,064	(1,216)
Increase in accounts payable - related party	235,593	219,045	106,509
Net cash (used in) operating activities	(50,542)	(85,424)	(773,025)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	49,509	113,004	162,513
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	49,509	113,004	(345,554)

Effect of currency rate change (loss)	2,557	(30,906)	(77,298)

Net increase (decrease) in cash	1,524	(3,326)	(37,167)

Beginning balance, cash	9,270	12,596	47,961

Ending balance, cash	$ 10,794	$ 9,270	$ 10,794

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ 21,030	$ 24,945

The accompanying notes are an integral part of these financial statements.

 Nation Energy Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and 2011

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of ($8,093,093), has both a working capital and a stockholders’ deficit of ($1,208,693) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a deficit of ($6,839,714) and a deficit accumulated during the development stage of ($994,914).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Effective June 1, 2008, the Company sold its oil and gas properties, which were located in the Smoky Hill Area of Alberta, Canada, and from that date is considered a shell company (see Note 3).

Other Comprehensive Income (Loss)

For the years ended March 31, 2012 and 2011, the only components of comprehensive loss were foreign currency translation adjustments.

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

Note 4.  Stockholders’ Deficit

I.

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

At March 31, 2012 and 2011, there were no options outstanding.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2012		2011
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2012		2011
Deferred tax assets:
Net operating loss carryforwards		$1,853,000		$1,797,000

Less valuation allowance		(1,853,000)		(1,797,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carry-forwards of approximately $5,449,687 will expire through 2032.  The deferred tax asset has been fully reserved at March 31, 2012.  The change in the valuation allowance during the year ended March 31, 2012 was $56,000.

Note 6.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel (see Note 7).  The agreement provides for administrative services, office rent and supplies for US $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for US$3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement for the years ended March 31, 2012 and 2011 were $44,006 and $75,422 respectively.

(b) Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars.  During the year ended March 31, 2011, the Company received cash proceeds and non-cash advances in the aggregate amount of CDN $111,305 (US$110,226).  As of March 31, 2011, the balance of the loan payable and accrued interest was CDN $710,017 (US$730,619).

During the year ended March 31, 2012, the Company received cash proceeds in the aggregate amount of CDN $48,210 (US$49,288).  As of March 31, 2012, the balance of the loan payable and accrued interest was CDN $875,123 (US$872,935).

Note 7.  Subsequent Events

Subsequent to March 31, 2012, the Company received cash proceeds and non-cash advances on its related party loan, in the aggregate amount of CDN $5,000 (US $5,045).

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2012, including the remedial actions discussed below, we have concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of March 31, 2012.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2012, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

iii.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	59	June 4, 1999

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

Stockholder Communications with Our Board of Directors

We do not have a formal procedure for stockholder communication with our board of directors.  In general, our board and executive officer are accessible by telephone or mail.  During the year ended March 31, 2012 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

SUMMARY COMPENSATION TABLE - YEARS ENDED MARCH 31, 2012 AND 2011
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa-tion	Nonqualified Deferred Compensation Earnings	All Other Compensa-tion	Total
John Hislop(1) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$75,422(2) $75,422(2)	$75,422 $75,422

(1) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(2)  Effective March 31, 2008, a verbal arrangement was made with Mr. Hislop, for Caravel Management Corp. to receive remuneration in the amount of $4,230 per month for services, office rent, administration and supplies. During the fiscal year ended March 31, 2009, Mr. Hislop received $4,250 per month until January 1, 2009.  From January 1, 2009 through March 31, 2009, Mr. Hislop received $7,865.  The agreement continued through March 31, 2011 with the amended agreement becoming effective November 2010.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

Stock Options/SAR Grants

There were no stock options or stock appreciation rights made during the fiscal year ended March 31, 2012.

Stock Options/SAR Exercise

There were no stock options or stock appreciation rights exercised during the fiscal year ended March 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any unexercised options, stock that had not vested or equity incentive plan awards as of March 31, 2012.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2012.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended March 31, 2012.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 29, 2012, there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Common	John Hislop (3) 1589 Marpole Avenue Vancouver, BC, Canada V6J 2R9	10,003,500 Direct	62.44%
Common	All Directors and Officers as a class (1)	10,003,500 Direct	62.44%
5% Stockholders
Common	John Hislop (3) 1589 Marpole Avenue Vancouver, BC, Canada V6J 2R9	10,003,500 Direct	62.44%
Common	Jeffery Taylor 401-325 Howe Street Vancouver, BC, Canada V6C 1Z7	920,000 Direct	5.74%

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

As at March 31, 2011 the loan, together with accrued interest totalled CDN $710,017 (US $ 730,619).  During the year ended March 31, 2012, we borrowed an additional CDN $48,210 (US $49,288).  Together with accrued interest the loan balance totalled CDN $875,123 (US $872,936) at March 31, 2012.  (Subsequently we borrowed an additional proceeds of CDN $5,000 (US$5,045).

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2012 and 2010 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit Fees*	$35,200	$71,450
Audit Related Fees	$Nil	$Nil
Tax Fees	$7,500	$Nil
All Other Fees	$Nil	$Nil
Total	$42,700	$71,450

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various filings in arrears filed in 2012 (*of the $71,450 accounting fees invoiced and expensed in the preceding year, $17,000 represents the quarterly review and annual audit of our fiscal year ended March 31, 2011, the remaining $54,450 represents fees associated with prior periods).  The fees recorded in the above noted table may not reflect the fees charged for that period due to the various filings that are in arrears, the figures in the table reflect all fees billed, not accrued, for reporting period.  “Audit-related-fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.  “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

NATION ENERGY INC.

By:    _”John R. Hislop”________________________
John Hislop, Chief Executive Officer, and
Chief Financial Officer

Date: June 15, 2012

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

Date: June 15, 2012

_”John R. Hislop”____________
John Hislop
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, Chief Executive Officer and Chief Financial Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2012 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: June 15, 2012

“John R. Hislop”
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