Form 10-Q
period 2012-06-30
NATION ENERGY INC
filed 2012-08-14
CIK 1081183

f Nation Energy Inc. Form 10-Q

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of August 14, 2012.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2012 and 2011, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2012 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2012 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	March 31,
	2012	2012
	(Unaudited)
Current assets:
Cash	$ 10,580	$ 10,794
Total current assets	10,580	10,794

	$ 10,580	$ 10,794

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 24,378	$ 29,512
Accounts payable and accrued expenses - related party	574,473	546,560
Loans payable - related party	668,321	643,416
Total current liabilities	1,267,172	1,219,487

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,042,881)	(994,914)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(258,397)	(258,465)
	(1,256,592)	(1,208,693)

	$ 10,580	$ 10,794

The accompanying notes are an integral part of these financial statements
F-1

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
	(Unaudited)
			June 1, 2008	June 1, 2008
			(Inception of	(Inception of
	For the Three Months Ended		Development	Development
	June 30	June 30	Stage) to	Stage) to
	2012	2011	March 31, 2012	June 30, 2011

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-
Operating income	-	-	-	-

General and administrative
expenses	14,093	47,009	616,120	630,213

Income (loss) before other
income (expense)	(14,093)	(47,009)	(616,120)	(630,213)

Other income (expense)
Interest (expense)	(33,874)	(28,173)	(379,649)	(413,523)
Interest income	-	-	825	825
	(33,874)	(28,173)	(378,794)	(412,668)

Net income (loss)	(47,967)	(75,182)	(994,914)	(1,042,881)

Foreign currency translation gain
(loss)	68	(3,446)	(113,557)	(113,489)
Comprehensive income (loss)	$ (47,899)	$ (78,628)	$ (1,108,471)	(1,156,370)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net income (loss) per common
share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements
F-2

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unauditied)
			June 1, 2008	June 1, 2008
			(Inception of	(Inception of
	For the Three Months Ended		Development	Development
	June 30,	June 30,	Stage) to	Stage) to
	2012	2011	March 31, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$ (47,967)	$ (75,182)	$ (994,914)	$ (1,042,881)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596	111,596
Decrease in prepaid expense	-	-	5,000	5,000
Decrease in accounts payable	(5,133)	(19,377)	(1,216)	(6,349)
Increase in accounts payable - related party	27,913	61,496	106,509	134,422
Net cash (used in) operating activities	(25,187)	(33,063)	(773,025)	(798,212)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710	1,158,710
Net cash provided by investing activities	-	-	1,158,710	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	24,905	36,180	162,513	187,418
Payments on loan payable - related party	-	-	(508,067)	(508,067)
Net cash provided by (used in) financing activities	24,905	36,180	(345,554)	(320,649)

Effect of currency rate change (loss)	68	(3,446)	(77,298)	(77,230)

Net increase (decrease) in cash	(214)	(329)	(37,167)	(37,381)
Beginning balance, cash	10,794	9,270	47,961	47,961

Ending balance, cash	$ 10,580	$ 8,941	$ 10,794	$ 10,580

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945	$ 24,945

The accompanying notes are an integral part of these financial statements
F-3

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Interim Financial Statements

June 30, 2012

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2012 (“The Annual Report”).

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2012, the Company has an accumulated (deficit) of ($6,839,714) and accumulated (deficit) during the development stage of ($1,042,881).

Certain prior period amounts have been reclassified for comparative purposes.

Note 2.  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,042,881) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($1,256,592) at June 30, 2012, and working capital and stockholders’ (deficits) of ($1,208,693) at March 31, 2012. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the three months ended June 30, 2012 and 2011 were $10,500 and $11,758, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the three months ended June 30, 2012 and 2011, the Company received cash proceeds of $24,905 and $36,180.  As of June 30, 2012, the balance of the loan and accrued interest payable was CDN $929,212(US $906,725) compared to CDN $875,123 (US $872,935) at March 31, 2012.

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

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

Cash Requirements During the Next Twelve Months

Over the next twelve months we intend to use funds to evaluate new business acquisitions, as follows:

General and Administrative	$60,000

Professional Fees	55,000

Total	$115,000

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

RESULTS OF OPERATIONS – Three Months Ended June 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2012, which are included herein.

Our operating results for the three months ended June 30, 2012, for the three months ended June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Amount and Percentage Increase/(Decrease)
General and administrative	$14,093	$47,009	$(32,916)	(70.02)%
Interest expense	$33,874	$28,173	$5,701	20.24%
Net (loss)	$(47,967)	$(75,182)	$27,215	(36.2)%
Foreign currency translation (loss)	$68	$(3,446)	$3,514	(101.97%)

We generated a net loss of ($47,967) for the three months ended June 30, 2012 compared to a net loss of ($75,182) for the three months ended June 30, 2011.  Net loss per common share for the three months ended June 30, 2012, was ($0.003) compared to ($0.005) per common share for the three months ended June 30, 2011.  General and administrative expenses decreased to $14,093 during the three months ended June 30, 2012, from $47,009 during the three months ended June 30, 2011.  The decrease was primarily due to the significant amount of accounting, filing and legal fees associated with filing past financial statements to bring our filings up to date with the SEC during 2011.

Interest expense for the three months ended June 30, 2012, totalled $33,874 compared to $28,173 for the three months ended June 30, 2011.  The increase reflected higher average outstanding balance of shareholder loans in the current period.

We reported a foreign currency translation gain of $68 for the three months ended June 30, 2012, compared to a translation loss of ($3,446) during the three month period ended June 30, 2011.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the first quarter of fiscal 2013 increased compared to slightly higher values in the value of the Canadian dollar during the prior fiscal periods resulting in a minor gain on translation.

The major components of our general and administrative expenses for the three month period are outlined in the table below:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Amount and Percentage Increase/(Decrease)
Administration fees	$10,500	$11,759	$(1,259)	(10.71)%
Legal fees	$0	$7,471	$(7,471)	(100.0)%
Office & MIS	$573	$553	$20	3.62%
Transfer Agent & Filing Fees	$20	$22,026	$(22,006)	(99.91)%
Accounting	$3,000	$5,200	$(2,200)	(42.31)%
Total Expenses	$14,093	$47,009	$(32,916)	(70.02%)

General and administrative expenses decreased to $14,092 for the three months ended June 30, 2012, from $47,009 for the three months ended June 30, 2011. These expenses included administration fees amounting to $10,500 for the three months ended June 30, 2012, compared to $11,759 for the three months ended June 30, 2011, substantially due to a decrease in the monthly management fees paid to a related party.  Office expenses and management information system fees increased to $573 in fiscal 2013 from $553.  Legal fees decreased to $0 for the three months ended June 30, 2012, from $7,471 in the three months ended June 30, 2011, mainly due to legal fees associated with the update of our filings in 2011.  Filing fees and transfer agent fees decreased to $20 for the three months ended June 30, 2012, compared to $22,026 for the three months ended June 30, 2011, as a result of more financial statement filings.  Accounting fees decreased to $3,000 for the three months ended June 30, 2012, from $5,200 for the three months ended June 30, 2011.  Accounting fees decreased due to a decrease in fees for the review associated with the catch up financial statement filings in the prior period.

Liquidity and Financial Condition

Working Capital

	At June 30, 2012	At March 31, 2012
Current Assets	$10,580	$10,794
Current Liabilities	$1,267,172	$1,219,487
Working Capital Deficiency	$(1,256,592)	$(1,208,693)

Cash Flows

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Cash flows (used in) Operating Activities	$(25,187)	$(33,063)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$24,905	$36,180
Effect of exchange rate changes	$68	$(3,446)
Net (decrease) in cash	$(214)	$(329)

Operating Activities

Net cash (used in) operating activities was ($25,187) in the three months ended June 30, 2012, compared with net cash (used in) operating activities of ($33,063) in the same period in 2011.  The decrease in cash (used in) operating activities of $7,876 is mainly attributed to a decrease in legal, filing, and transfer agent fees associated with the update of our filings in 2011, in the current year of $20 from $29,497 in the same period in 2011 which is partially offset by a decrease in cash provided by accounts payable – related party of $33,583.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $24,905 in the three months ended June 30, 2012, compared to net cash provided by financing activities of $36,180 in the three months ended June 30, 2011.  All activities derived from loan proceeds from a related party.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

Principal and interest at March 31, 2012 totalled CDN $875,123 (US $872,936).  During the three months ended June 30, 2012, we borrowed an additional CDN $33,875 (US $24,905).  Together with accrued interest the loan balance totaled CDN $929,212 (US $906,725) at June 30, 2012.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.9 million and had only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on the shareholder advances to participate and continue operations.

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

At March 31, 2012, the loan, together with accrued interest totalled CDN $875,123 (US $872,936).  During the three months ended June 30, 2012, we borrowed an additional CDN $33,875 (US $24,905).  Together with accrued interest the loan balance totaled CDN $908,998 (US $929,212) at June 30, 2012.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amounts will be used for any particular purpose.

Future Financings

As of August 14, 2012, we had cash of $2,168.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a working capital deficit of $(1,256,592) as of June 30, 2012.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

NATION ENERGY INC.

By:  “John R. Hislop”
John Hislop, Chief Executive Officer, and
Chief Financial Officer,

Date:    August 14, 2012

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

Date:  August 14, 2012

“John R. Hislop”

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2012 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2012

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