Form 10-Q
period 2012-09-30
NATION ENERGY INC
filed 2012-11-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X]     No  [ ] N/A

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of November 14, 2012.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2012 and 2011, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2012 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2012 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
Current assets:
Cash	$ 10,468	$ 10,794
Total current assets	10,468	10,794

	$ 10,468	$ 10,794

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 29,378	$ 29,511
Accounts payable and accrued expenses - related party	600,662	546,560
Loans payable - related party	707,831	643,416
Total current liabilities	1,337,871	1,219,487

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,095,276)	(994,914)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(276,813)	(258,465)
	(1,327,403)	(1,208,693)

	$ 10,468	$ 10,794

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended September 30, 2012 and 2011
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to September 30, 2012
(Unaudited)

					June 1, 2008
	For the Three Months Ended		For the Six Months Ended		(Inception of
	September 30	September 30	September 30	September 30	Development Stage)
	2012	2011	2012	2011	to September 30, 2012

Revenue:	$ -	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-	-
Operating	-	-	-	-	-

Operating income	-	-	-	-	-

Operating income	-	-	-	-	-

General and administrative
expenses	17,209	38,600	31,302	85,610	647,422

Income (loss) before other
income (expense)	(17,209)	(38,600)	(31,302)	(85,610)	(647,422)

Other income (expense)
Interest (expense)	(35,186)	(27,797)	(69,060)	(55,970)	(448,679)
Interest income	-	-	-	-	825
	(35,186)	(27,797)	(69,060)	(55,970)	(447,854)

Net income (loss)	(52,395)	(66,397)	(100,362)	(141,580)	(1,095,276)

Foreign currency translation gain
(loss)	(18,416)	64,043	(18,348)	60,598	(131,905)

Comprehensive income (loss)	$ (70,811)	$ (2,354)	$ (118,710)	$ (80,982)	$ (1,227,181)

Per share information:

Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common
share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2012 and 2011
and Cumulative Amounts from June 1, 2008(Inception of the Development Stage)
to September 30, 2012
(Unaudited)

			June 1, 2008
	For the Six Months Ended		(Inception of
	September 30,	September 30,	Development Stage)
	2012	2011	to September 30, 2012

Cash flows from operating activities:
Net loss	$ (100,362)	$ (141,580)	$ (1,095,276)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Decrease in accounts payable	(133)	(23,488)	(1,349)
Increase in accounts payable - related party	54,102	121,616	160,611
Net cash (used in) operating activities	(46,393)	(43,452)	(819,418)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	64,415	43,117	226,928
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	64,415	43,117	(281,139)

Effect of currency rate change (loss)	$ (18,348)	$ (17)	$ (95,646)

Net increase (decrease) in cash	(326)	(352)	(37,493)

Beginning balance, cash	10,794	9,270	47,961

Ending balance, cash	$ 10,468	$ 8,918	$ 10,468

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Interim Financial Statements

September 30, 2012

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”). Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2012, the Company has an accumulated (deficit) of ($6,839,714) and accumulated (deficit) during the development stage of ($1,095,276). Certain prior period amounts have been reclassified for comparative purposes.

Note 2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Note 3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,095,276) during the development stage. The Company has working capital and stockholders’ (deficits) of ($1,327,403) at September 30, 2012, and working capital and stockholders’ (deficits) of ($1,208,693) at March 31, 2012. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5. Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”). The agreement provides for administrative services, office rent and supplies for $8,258 per month. On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month. Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the six months ended September 30, 2012 and 2011 were $21,000 and $23,007, respectively. Total expenses recognized under this agreement for the three months ended September 30, 2012 and 2011 were $10,500 and $11,248, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party. The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand. The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the six months ended September 30, 2012 we increased the debt by an additional US $64,415. During the three months ended September 30, 2012 we increased the debt by an additional US $24,905. As of September 30, 2012, the balance of the loan and accrued interest payable was US $960,329 compared to US $872,935 at March 31, 2012.

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

Forward looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performances or achievements, except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012, which are included herein.

Our operating results for the three months ended September 30, 2012, for the three months ended September 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Difference Increase/(Decrease) %
General and administrative	$17,209	$38,600	(55)%
Interest expense	$35,186	$27,797	27%
Net (loss)	$(52,395)	$(66,397)	(21)%

We generated a net (loss) of $(52,395) for the three months ended September 30, 2012 compared to a net (loss) of $(73,296) for the three months ended September 30, 2011.  Net (loss) per common share for the three months ended September 30, 2012 was ($0.003) compared to ($0.005) per common share for the three months ended September 30, 2011.  General and administrative expenses decreased to $17,209 during the three months ended September 30, 2012 from $38,600 during the three months ended September 30, 2011.   The decrease was primarily due to the higher amount of accounting, filing and legal fees associated with filing past financial statements to bring our filings up to date with the SEC during 2011.

Interest expense for the three months ended September 30, 2012 totalled $35,186 compared to $27,797 for the three months ended September 30, 2011.  The increase reflected a higher average outstanding balance of shareholder loans in the current period.

We reported a foreign currency translation loss of $(18,416) to September 30, 2012 compared to a gain of $64,043 to September 30, 2011.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the second quarter of fiscal 2013 increased significantly compared to a corresponding significant decrease in the value of the Canadian dollar during the prior fiscal periods resulting in the gain on translation for that period.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Difference Increase/(Decrease) %
Administration fees	$10,500	$11,248	(7)%
Office & MIS	$286	$4,948	(94)%
Legal fees	$118	$2,014	(94)%
Transfer Agent & Filing Fees	$1,305	$15,390	(92)%
Accounting	$5,000	$5,000	(0)%
Total Expenses	$17,209	$38,600	(55)%

General and administrative expenses decreased to $17,209 in fiscal 2013 from $38,600 in fiscal 2012.  General expenses included a decrease in administration fees to $10,500 in fiscal 2013 from $11,248 in fiscal 2012, due to a decrease in the monthly management fees paid to a related party.  Office expenses and Management Information System fees decreased to $286 in fiscal 2013 from $4,948. Legal fees decreased to $118 in fiscal 2013 from $2,014 in the prior fiscal year mainly due to legal fees associated with the update of our filings in fiscal 2012.  Filing fees and transfer agent fees decreased to $1,305 in fiscal 2013 from $15,390 in the prior fiscal period.  Accounting fees remained the same for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012, which are included herein.

Our operating results for the six months ended September 30, 2012, for the six months ended September 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Difference Increase/(Decrease) %
General and administrative	$31,302	$85,610	(63)%
Interest expense	$69,060	$55,970	23%
Net (loss)	$(100,362)	$(141,580)	(29)%

We generated a net (loss) of $(100,362) for the six months ended September 30, 2012 compared to a (loss) of $(141,580) for the six months ended September 30, 2011.  Net (loss) per common share for the six months ended September 30, 2012 was ($0.006) compared to ($0.009) per common share for the six months ended September 30, 2011.  General and administrative expenses decreased to $31,302 during the six months ended September 30, 2012 from $85,610 during the six months ended September 30, 2011.   The decrease was primarily due to the higher amount of accounting, filing and legal fees associated with filing past financial statements to bring our filings up to date with the SEC during 2011.

Interest expense for the six months ended September 30, 2012 totalled $69,060 compared to $55,970 for the three months ended September 30, 2011.  The increase reflected higher average outstanding balance of shareholder loans in the current period.

We reported a foreign currency translation loss of $(18,348) for the six months ending September 30, 2012 compared to a gain of $60,598 for the six months ended September 30, 2011.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the second quarter of fiscal 2013 increased compared significantly compared to a corresponding significant decrease in the value of the Canadian dollar during the prior fiscal periods resulting in the gain on translation for that period.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Difference Increase/(Decrease) %
Administration fees	$21,000	$23,007	(9)%
Office & MIS	$859	$5,502	(84)%
Legal fees	$118	$9,485	(99)%
Transfer Agent & Filing Fees	$1,325	$37,416	(96)%
Accounting	$8,000	$10,200	(22)%
Total Expenses	$31,302	$85,610	(63)%

General and administrative expenses decreased to $31,302 in fiscal 2013 from $85,610 in fiscal 2012.  General expenses included a decrease in administration fees to $21,000 in fiscal 2013 from $23,007 in fiscal 2012, due to a decrease in the monthly management fees paid to a related party.  Office expenses and Management Information System fees decreased to $859 in fiscal 2013 from $5,502 during fiscal 2012. Legal fees decreased to $118 in fiscal 2013 from $9,485 in the prior fiscal year mainly due to legal fees associated with the update of our filings in fiscal 2012.  Filing fees and transfer agent fees decreased to $1,325 in fiscal 2013 from $37,416 in the prior fiscal period.  Accounting fees decreased to $8,000 for the six months ended September 30, 2013 compared to $10,200 for the six months ended September 30, 2012.

Liquidity and Financial Condition

Working Capital

	Six Months Ended September 30, 2012	At March 31, 2012
Current Assets	$10,468	$10,794
Current Liabilities	$1,337,871	$1,219,487
Working Capital (Deficiency)	($1,327,403)	($1,208,693)

Cash Flows

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Cash flows (used in) Operating Activities	$(46,393)	$(43,450)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$64,415	$43,117
Effect of exchange rate changes on cash	$(18,348)	$(17)
Net (decrease) in cash	$(326)	$(350)

Operating Activities

Net cash (used in) operating activities was $(46,393) in the six months ended September 30, 2012 compared with net cash used in operating activities of $(43,450) in the same period in 2011.  The increase in cash (used in) operating activities of $2,942 is mainly attributed to both a decrease in the net (loss) for the current year offset by a decreased change in accounts payable.

Investing Activities

Net cash provided by investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $64,415 in the six months ended September 30, 2012 compared to net cash provided by financing activities of $43,117 in the six months ended September 30, 2011.  The difference resulted from advances under the loan agreement of $21,298 in the six months ended September 30, 2012.  All activities derive from loan proceeds from a related party.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As at March 31, 2012 the loan, together with accrued interest totalled US $872,935.  During the six months ended September 30, 2012, we increased the debt by an additional US $64,415.  Together with accrued interest the loan balance totalled US $960,329 at September 30, 2012.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $7.9 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in fiscal 2013 totalled $(46,393) versus net cash used in operating activities of $(43,452) in fiscal 2012.  Cash balances were $10,468 and $8,920 as of September 30, 2012 and September 30, 2011, respectively.

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

As at March 31, 2012 the loan, together with accrued interest totalled $872,936.  During the three months ended September 30, 2012, we borrowed an additional $39,510.  Together with accrued interest the loan balance totalled $960,329 at September 30, 2012.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of September 30, 2012, we had cash of $10,468.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a working capital deficit of $(1,327,404) as of September 30, 2012. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities. Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment on transactions, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

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

Date: November 14 , 2012

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

Date:  November 14, 2012

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2012 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2012

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