Form 10-Q
period 2012-12-31
NATION ENERGY INC
filed 2013-02-13
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-30193

NATION ENERGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 900 609 West Hastings Street Vancouver, British Columbia	V6B 4W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (604) 331-3399

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of February 4, 2013.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2012 and 2011, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2012 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through December 31, 2012 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2012 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$ 11,400	$ 10,794
Total current assets	11,400	10,794

	$ 11,400	$ 10,794

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 22,090	$ 29,512
Accounts payable and accrued expenses - related party	633,295	546,560
Loans payable - related party	726,255	643,416
Total current liabilities	1,381,640	1,219,487

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000
shares authorized; none outstanding	-	-
Common stock, $.001 par value; 50,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,149,324)	(994,914)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(265,602)	(258,465)
	(1,370,240)	(1,208,693)

	$ 11,400	$ 10,794

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended December 31, 2012 and 2011
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to December 31, 2012
(Unaudited)

					June 1, 2008
	For the Three Months Ended		For the Nine Months Ended		(Inception of
	December 31	December 31	December 31	December 31	Development Stage) to December
	2012	2011	2012	2011	31, 2012

Revenue:	$ -	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-	-
Operating	-	-	-	-	-

Operating income	-	-	-	-	-

General and administrative
expenses	17,500	37,659	48,802	123,269	664,922

Income (loss) before other
income (expense)	(17,500)	(37,659)	(48,802)	(123,269)	(664,922)

Other income (expense)
Interest (expense)	(36,548)	(33,668)	(105,608)	(89,638)	(485,227)
Interest income	-	-	-	-	-
	(36,548)	(33,668)	(105,608)	(89,638)	(484,402)

Net income (loss)	(54,048)	(71,327)	(154,410)	(212,907)	(1,149,324)

Foreign currency translation gain
(loss)	11,213	(19,870)	(7,135)	40,728	(120,692)

Comprehensive income (loss)	$ (42,836)	$ (91,197)	$(161,545)	$(172,179)	(1,270,017)

Per share information:

Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net income (loss) per common
share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2012 and 2011
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to December 31, 2012
(Unaudited)

			June 1, 2008
	For the Nine Months Ended		(Inception of
	December 31,	December 31,	Development Stage)
	2012	2011	to December 31, 2012

Cash flows from operating activities:
Net (loss)	$ (154,410)	$ (212,907)	$ (1,149,324)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Increase (decrease) in accounts payable	(7,422)	7,474	(8,638)
Increase in accounts payable - related party	84,844	119,716	191,353
Net cash (used in) operating activities	(76,988)	(85,717)	(850,013)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	77,840	49,488	240,353
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	77,840	49,488	(267,714)

Effect of currency rate change (loss)	(246)	35,760	(77,544)

Net increase (decrease) in cash	606	(469)	(36,561)

Beginning balance, cash	10,794	9,270	47,961

Ending balance, cash	$ 11,400	$ 8,801	$ 11,400

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Interim Financial Statements

December 31, 2012

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2012, the Company has an accumulated (deficit) of ($6,839,714) prior to the development stage and accumulated (deficit) during the development stage of ($1,149,324).

Certain prior period amounts have been reclassified for comparative purposes.

Note 2.  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,149,324) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($1,370,240) at December 31, 2012, and working capital and stockholders’ (deficits) of ($1,208,693) at March 31, 2012. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provides for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the three and nine months ended December 31, 2012 and 2011 were $10,500 and $31,500 for each period, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

During the nine months ended December 31, 2012 we increased the loan by an additional $77,840. As of December 31, 2012, the balance of the loan and accrued interest payable was $985,433 compared to $872,935 at March 31, 2012.

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

Cash Requirements During the Next Twelve Months

Over the next twelve months, we intend to use funds to evaluate new business acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$60,000

Professional Fees	50,000

Total	$110,000

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2012, which are included herein.

Our operating results for the three months ended December 31, 2012, for the three months ended December 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Difference Increase/(Decrease) %
General and administrative	$17,500	$37,659	(53)%
Interest expense	$36,548	$33,668	9%
Net (loss)	$(54,048)	$(71,327)	(24)%

We generated a net (loss) of $(54,048) for the three months ended December 31, 2012 compared to a net (loss) of $(71,327) for the three months ended December 31, 2011.  Net (loss) per common share for the three months ended December 31, 2012 was ($0.003) compared to ($0.004) per common share for the three months ended December 31, 2011.  General and administrative expenses decreased to $17,500 during the three months ended September 30, 2012 from $37,659 during the three months ended December 31, 2011.   The decrease was primarily due to the higher amount of accounting, filing and legal fees associated with filing past financial statements to bring our filings up to date with the SEC during 2011.

Interest expense for the three months ended December 31, 2012 totalled $36,548 compared to $33,668 for the three months ended December 31, 2011.  The increase reflected higher average outstanding balance of shareholder loans in the current period.

We reported a foreign currency translation gain of $11,213 to December 31, 2012 compared to a loss of $19,870 to December 31, 2011.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the third quarter of fiscal 2013 decreased significantly compared to a corresponding significant increase in the value of the Canadian dollar during the comparative fiscal period resulting in the gain on translation for that period.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$500	$115	336
Legal fees	$ -	$9,185	( - )%
Transfer Agent & Filing Fees	$ -	$4,859	( - )%
Accounting	$6,500	$13,000	(50)%
Total Expenses	$17,500	$37,659	(53)%

General and administrative expenses decreased to $17,500 in fiscal 2013 from $37,659 in fiscal 2012.  General expenses included administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees increased to $500 in fiscal 2013 from $115. Legal fees decreased to $0 in fiscal 2013 from $9,185 in the prior fiscal year mainly due to legal fees associated with the update of our filings in 2011.  Filing fees and transfer agent fees decreased to $0 in fiscal 2013 from $4,859 in the prior fiscal period.  Accounting fees decreased to $6,500 from $13,000 in the comparative period for 2011 mainly due to fees associated with the updating of our filings in 2011.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2012, which are included herein.

Our operating results for the nine months ended December 31, 2012, for the nine months ended December 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Difference Increase/(Decrease) %
General and administrative	$48,802	$123,269	(60)%
Interest expense	$105,608	$89,638	18%
Net (loss)	$(154,410)	$(212,907)	(28)%

We generated a net (loss) of $(154,410) for the nine months ended December 31, 2012 compared to a net (loss) of $(212,907) for the nine months ended December 31, 2011.  Net (loss) per common share for the nine months ended December 31, 2012 was ($0.009) compared to ($0.013) per common share for the nine months ended December 31, 2011.  General and administrative expenses decreased to $48,802 during the nine months ended December 31, 2012 from $123,269 during the nine months ended December 31, 2011.   The decrease was primarily due to the higher amount of accounting, filing and legal fees associated with filing past financial statements to bring our filings up to date with the SEC during 2011.

Interest expense for the nine months ended December 31, 2012 totalled $105,608 compared to $89,638 for the nine months ended December 31, 2011.  The increase reflected higher average outstanding balance of shareholder loans in the current period.

We reported a foreign currency translation loss of $7,135 for the nine months ending December 31, 2012 compared to a gain of $40,728 for the same period in the prior year December 31, 2011.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the third quarter of fiscal 2013 decreased compared significantly compared to a corresponding significant increase in the value of the Canadian dollar during the prior fiscal periods resulting in the gain on translation for the three months ended December 31, 2012 and a reduced accumulated loss on translation to the second quarter of $18,348.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Difference Increase/(Decrease) %
Administration fees	$31,500	$33,506	(6)%
Office & MIS	$1,359	$5,617	(76)%
Legal fees	$118	$18,671	(99)%
Transfer Agent & Filing Fees	$1,325	$42,275	(97)%
Accounting	$14,500	$23,200	(38)%
Total Expenses	$48,802	$123,269	(60)%

General and administrative expenses decreased to $48,802 in fiscal 2013 from $123,269 in fiscal 2012.  General expenses included a decrease in administration fees to $31,500 in fiscal 2013 from $33,506 in fiscal 2012, due to a decrease in the monthly management fees paid to a related party.  Office expenses and Management Information System fees decreased to $1,359 in fiscal 2013 from $5,617. Legal fees decreased to $118 in fiscal 2013 from $18,671 in the prior fiscal year mainly due to legal fees associated with the update of our filings in 2011.  Filing fees and transfer agent fees decreased to $1,325 in fiscal 2013 from $42,275 in the prior fiscal period.  Accounting fees decreased to $14,500 for the nine months ended December 31, 2013 compared to $23,200 for the nine months ended December 31, 2012.

Liquidity and Financial Condition

Working Capital

	Nine Months Ended December 31, 2012	At March 31, 2012
Current Assets	$11,400	$10,794
Current Liabilities	$1,381,640	$1,219,487
Working Capital (Deficiency)	($1,370,240)	($1,208,693)

Cash Flows

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Cash flows provided by (used in) Operating Activities	$(76,988)	$(85,717)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by (used in) Financing Activities	$77,840	$49,488
Effect of exchange rate changes on cash	$(246)	$35,760
Net increase (decrease) in cash	$606	$(469)

Operating Activities

Net cash (used in) operating activities was $(76,988) in the nine months ended December 31, 2012 compared with net cash used in operating activities of $(85,717) in the same period in 2011.  The decrease in cash (used in) operating activities of $8,729 is mainly attributed to both a decrease in the net (loss) for the current year partially offset by a increased in accounts payable to a related party.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $77,840 in the nine months ended December 31, 2012 compared to net cash provided by financing activities of $49,488 in the nine months ended December 31, 2011.  All activities derive from loan proceeds from a related party.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As at March 31, 2012 the loan, together with accrued interest totalled US $872,936.  During the nine months ended December 31, 2012, we increased the loan by an additional US $77,840.  Together with accrued interest the loan balance totalled $985,433 at December 31, 2012.

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

Net cash (used in) operating activities in fiscal 2013 totalled $(76,988) versus net cash used in operating activities of $(85,717) in fiscal 2012.  Cash balances were $11,400 and $8,801 as of December 31, 2012 and December 31, 2011, respectively.

We entered into loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.

As at March 31, 2012 the loan, together with accrued interest totalled $872,936.  During the nine months ended December 31, 2012, we borrowed an additional $77,840.  Together with accrued interest the loan balance totalled $985,433 at December 31, 2012.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2012, we had cash of $11,400.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended December 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a working capital deficit of $(1,370,240) as of December 31, 2012. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities. Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Date: February 12, 2013

CERTIFICATIONS

Exhibit 31.1

I, John Hislop, Chief Executive Officer and Chief Financial Officer, certify that:

1)

I have reviewed this Form 10-Q of Nation Energy Inc.

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

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

1)

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

Date:  February 12, 2013

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended December 31, 2012 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2013

“John R. Hislop”

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