Form 10-Q
period 2013-06-30
NATION ENERGY INC
filed 2013-08-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of August 13, 2013.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013.

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2013 and 2012, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2013 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2013 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2013 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,461	$ 1,566
Total current assets	1,461	1,566

	$ 1,461	$ 1,566

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 12,237	$ 17,090
Accounts payable and accrued expenses - related party	671,836	659,917
Loans payable - related party	741,542	739,061
Total current liabilities	1,425,615	1,416,068

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, $.001 par value; 50,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,258,651)	(1,214,152)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(210,189)	(245,036)
	(1,424,154)	(1,414,502)

	$ 1,461	$ 1,566

The accompanying notes are an integral part of these financial statements F-1

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2013 and 2012
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to June 30, 2013
(Unaudited)

			June 1, 2008
	For the Three Months Ended		(Inception of
	June 30,	June 30,	Development Stage)
	2013	2012	to June 30, 2013

Revenue:	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-
Operating	-	-	-

Operating income	-	-	-

General and administrative expenses	6,329	14,093	698,117

Income (loss) before other income (expense)	(6,329)	(14,093)	(698,117)

Other income (expense):
Interest (expense)	(38,170)	(33,874)	(561,359)
Interest income	-	-	825
	(38,170)	(33,874)	(560,534)

Net loss	(44,499)	(47,967)	(1,258,651)

Foreign currency translation gain (loss)	(34,848)	68	(134,976)

Comprehensive loss	$ (79,347)	$ (47,899)	$ (1,393,627)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.005)	$ (0.003)

The accompanying notes are an integral part of these financial statements F-2

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2013 and 2012
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to June 30, 2013
(Unaudited)

			June 1, 2008
	For the Three Months Ended		(Inception of
	June 30,	June 30,	Development Stage)
	2013	2012	to June 30, 2013

Cash flows from operating activities:
Net loss	$ (44,499)	$ (47,967)	$ (1,258,651)
Adjustments to reconcile net loss to net cash
proived by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Increase (decrease) in accounts payable	(4,853)	(5,133)	(18,491)
Increase in accounts payable - related party	14,399	27,913	234,265
Net cash (used in) operating activities	(34,953)	(25,187)	(926,281)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	-	24,905	258,158
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	-	24,905	(249,909)

Effect of currency rate change (loss)	34,848	68	(29,021)

Net increase (decrease) in cash	(105)	(214)	(46,500)

Beginning balance, cash	1,566	10,794	47,961

Ending balance, cash	$ 1,461	$ 10,580	$ 1,461

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements F-3

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Interim Financial Statements

June 30, 2013

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2013 (“The Annual Report”).

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2013, the Company has an accumulated (deficit) of ($6,839,714) prior to the development stage and accumulated (deficit) during the development stage of ($1,258,651).

Certain prior period amounts have been reclassified for comparative purposes.

Note 2.  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,258,651) during the development stage.  The Company has working capital and stockholders’ (deficits) of ($1,424,154) at June 30, 2013, and working capital and stockholders’ (deficits) of ($1,414,502) at March 31, 2013. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provided for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the three ended June 30, 2013 and 2012 were $10,500 and $10,500 for each period, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

As of June 30, 2013, the balance of the loan and accrued interest payable was US $1,006,065 compared to US $1,002,700 at March 31, 2013.

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

·

other risks and uncertainties related to our prospects, properties and business strategy; and

·

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

RESULTS OF OPERATIONS – Three Months Ended June 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2013, which are included herein.

Our operating results for the three months ended June 30, 2013, for the three months ended June 30, 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Difference Increase/(Decrease) %
General and administrative	$6,329	$14,093	(55)%
Interest expense	$38,170	$33,874	11%
Net (loss)	$(44,499)	$(47,967)	7%

We generated a net (loss) of $(44,499) for the three months ended June 20, 2013 compared to a net (loss) of $(47,967) for the three months ended June 30, 2012.  Net (loss) per common share for the three months ended June 30, 2013 was ($0.005) compared to ($0.003) per common share for the three months ended June 30, 2012.  General and administrative expenses decreased to $6,329 during the three months ended June 30, 2013 from $14,093 during the three months ended June 30, 2012.   The decrease was primarily due to the higher amount of legal fees during 2012.

Interest expense for the three months ended June 30, 2013 totalled $38,170 compared to $33,874 for the three months ended June 30, 2012.  The increase was primarily due to the foreign exchange revaluation for the three months ended June 30, 2013.

We reported a foreign currency translation loss of $34,848 to June 30, 2013 compared to a gain of $68 to June 30, 2012.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the first quarter of fiscal 2014 was C$0.9508 to US$1.00 compared to C$0.9822 to US$1.00 in the first quarter of fiscal 2013.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$681	$455	33%
Legal fees	$(4,872)	$118	(4,129)%
Transfer Agent & Filing Fees	$ 20	$20	( - )%
Accounting	$ -	$3,000	(100)%
Total Expenses	$6,329	$14,093	(55)%

General and administrative expenses decreased to $6,329 in fiscal 2014 from $14,093 in fiscal 2013.  General expenses included administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees increased to $681 in fiscal 2014 from $455. Legal fees decreased to $(4,872) in fiscal 2014 from $118 in the prior fiscal year mainly due to an over accrual of legal fees in fiscal 2013.  Filing fees and transfer agent fees remained the same in fiscal 2014 compared to fiscal 2013 at $20.  Accounting fees decreased to $0 from $3,000 in the comparative period in fiscal 2013 due to over accrual of accounting fees in fiscal 2013.

Liquidity and Financial Condition

Working Capital

	June 30, 2013	March 31, 2013
Current Assets	$1,461	$1,566
Current Liabilities	$1,425,615	$1,416,068
Working Capital (Deficiency)	($1,424,154)	($1,414,502)

Cash Flows

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cash flows provided by (used in) Operating Activities	$(34,953)	$(25,187)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by (used in) Financing Activities	$Nil	$24,905
Effect of exchange rate changes on cash	$34,848	$68
Net increase (decrease) in cash	$(105)	$(214)

Operating Activities

Net cash (used in) operating activities was $(34,953) in the three months ended June 30, 2013 compared with net cash used in operating activities of $(25,187) in the same period in 2012.  The increase in cash (used in) operating activities of $9,766 is mainly attributed to both a decrease in the net (loss) for the current year and a decrease in accounts payable to a related party compared to the same period in 2012.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended June 30, 2013 compared to net cash provided by financing activities of $24,905 in the three months ended June 30, 2012.  All activities derive from a loan from a related party.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As at March 31, 2013 the loan, together with accrued interest totalled US$1,002,700. Together, with accrued interest, the loan balance totaled US$1,006,065 at June 30, 2013.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $8 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in the first quarter of fiscal 2014 totalled $(34,953) versus net cash used in operating activities of $(25,187) in fiscal 2013.  Cash balances were $1,461 and $10,580 as of June 30, 2013 and June 30, 2012, respectively.

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

As at March 31, 2013 the loan, together with accrued interest totaled US$1,002,700. Together with accrued interest the loan balance totalled US$1,006,065 at June 30, 2013.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of June 30, 2013, we had cash of $1,461.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

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

Date: August 13, 2013

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

Date:  August 13, 2013

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2013 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2013

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