Form 10-Q
period 2013-09-30
NATION ENERGY INC
filed 2013-11-13
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of November 13, 2013.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013.

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2013 and 2012, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2013 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through September 30, 2013 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2013 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,275	$ 1,566
Total current assets	1,275	1,566

Total assets:	$ 1,275	$ 1,566

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 21,962	$ 17,090
Accounts payable and accrued expenses - related party	698,303	659,917
Loans payable - related party	785,968	739,061
Total current liabilities	1,506,233	1,416,068

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, $.001 par value; 50,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,320,895)	(1,214,152)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(228,749)	(245,036)
Total Stockholders' (defecit)	(1,504,958)	(1,414,502)

Total Liabilities and Stockholders' (defecit)	$ 1,275	$ 1,566

The accompanying notes are an integral part of these financial statements
F-1

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2013 and 2012
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to September 30, 2013
(Unaudited)

					June 1, 2008
	For the Three Months Ended		For the Six Months Ended		(Inception of
	September 30	September 30	September 30	September 30	Development Stage)
	2013	2012	2013	2012	to September 30, 2013

Revenue:	$ -	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-	-
Operating	-	-	-	-	-

Operating income	-	-	-	-	-

General and administrative expenses	20,470	17,209	26,799	31,302	718,587

Income (loss) before other income (expense)	(20,470)	(17,209)	(26,799)	(31,302)	(718,587)

Other income (expense):
Interest (expense)	(41,774)	(35,186)	(79,944)	(69,060)	(603,133)
Interest income	-	-	-	-	825
	(41,774)	(35,186)	(79,944)	(69,060)	(602,308)

Net loss	(62,244)	(52,395)	(106,743)	(100,362)	(1,320,895)

Foreign currency translation gain (loss)	18,559	(18,416)	(16,289)	(18,416)	(116,417)

Comprehensive loss	$ (43,685)	$ (70,811)	$ (123,032)	$ (118,778)	$ (1,437,312)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.003)	$ (0.004)	$ (0.008)	$ (0.007)

The accompanying notes are an integral part of these financial statements
F-2

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2013 and 2012
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to September 30, 2013
(Unaudited)

			June 1, 2008
	For the Six Months Ended		(Inception of
	September 30	September 30	Development Stage)
	2013	2012	to September 30, 2013

Cash flows from operating activities:
Net loss	$ (106,743)	$ (100,362)	$ (1,320,895)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Increase (decrease) in accounts payable	4,872	(133)	(8,766)
Increase in accounts payable - related party	85,291	54,102	305,157
Net cash (used in) operating activities	(16,577)	(46,393)	(907,905)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	-	64,415	258,158
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	-	64,415	(249,909)

Effect of currency rate change (loss)	16,286	(18,348)	(47,583)

Net increase (decrease) in cash	(291)	(326)	(46,686)

Beginning balance, cash	1,566	10,794	47,961

Ending balance, cash	$ 1,275	$ 10,468	$ 1,275

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements
F-3

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Interim Financial Statements

September 30, 2013

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

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2013, the Company has an accumulated (deficit) of ($6,839,714) prior to the development stage and accumulated (deficit) during the development stage of ($1,320,895).

Note 2.  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,320,895) during the development stage. The Company has working capital and stockholders’ (deficits) of ($1,504,958) at September 30, 2013, and working capital and stockholders’ (deficits) of ($1,414,502) at March 31, 2013. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provided for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director. Total expenses recognized under this agreement for the six months ended September 30, 2013 and 2012 were $21,000 and $21,000 for each period, respectively.

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable on demand.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

As of September 30, 2013, the principal balance of the loan was US $785,968 and accrued interest payable was US $280,371 included in accrued expenses on the balance sheet as compared to a principal balance of US $739,061 and accrued interest payable of US $263,639 at March 31, 2013.

Note 6.   Subsequent Events

The Company entered into a letter agreement dated October 11, 2013 whereby the Company proposes to acquire from Paltar Petroleum Limited (“Paltar”), a privately held Australian company, approximately four exploration and development permits and twenty-nine applications for additional exploration and development permits in respect of land located in northern Australia. Details of the transaction can be found in the Form 8K dated October 15, 2013 filed on EDGAR or in the news release dated October 18, 2013 filed on SEDAR.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2013, which are included herein.

Our operating results for the three months ended September 30, 2013, for the three months ended September 30, 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Difference Increase/(Decrease) %
General and administrative	$20,470	$17,209	19%
Interest expense	$41,774	$35,186	19%
Net (loss)	$(62,244)	$(52,395)	19%

We generated a net (loss) of $(62,244) for the three months ended September 30, 2013 compared to a net (loss) of $(52,395) for the three months ended September 30, 2012.  Net (loss) per common share for the three months ended September 30, 2013 was ($0.003) compared to ($0.004) per common share for the three months ended September 30, 2012.  General and administrative expenses increased to $20,470 during the three months ended September 30, 2013 from $17,209 during the three months ended September 30, 2012.

Interest expense for the three months ended September 30, 2013 totalled $41,774 compared to $35,186 for the three months ended September 30, 2012.  The increase was primarily due to the foreign exchange revaluation for the three months ended September 30, 2013.

We reported a foreign currency translation gain of $18,559 to September 30, 2013 compared to a loss of $18,416 to September 30, 2012.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the second quarter of fiscal 2014 was C$0.9706 to US$1.00 compared to C$1.0171 to US$1.00 in the second quarter of fiscal 2013.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$236	$404	(71)%
Legal fees	$213	$nil	100%
Transfer Agent & Filing Fees	$ 20	$1,305	(6,425)%
Accounting	$ 9,500	$5,000	47%
Total Expenses	$20,470	$17,209	19%

General and administrative expenses increased to $20,470 in fiscal 2014 from $17,209 in fiscal 2013.  General expenses included administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees decreased to $236 in fiscal 2014 from $404. Legal fees increased to $213 in fiscal 2014 from $nil in the prior fiscal year.  Filing fees and transfer agent fees decreased to $20 fiscal 2014 compared to $1,305 in fiscal 2013 which was a result of extra filing fees in fiscal 2013. Accounting fees increased to $9,500 from $5,000 in the comparative period in fiscal 2013.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2013, which are included herein.

Our operating results for the six months ended September 30, 2013, for the six months ended September 30, 2012 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Difference Increase/(Decrease) %
General and administrative	$26,799	$31,302	(14)%
Interest expense	$79,944	$69,060	16%
Net (loss)	$(106,743)	$(100,362)	6%

We generated a net (loss) of $(106,743) for the six months ended September 30, 2013 compared to a net (loss) of $(100,362) for the six months ended September 30, 2012.  Net (loss) per common share for the six months ended September 30, 2013 was ($0.008) compared to ($0.007) per common share for the six months ended September 30, 2012.  General and administrative expenses decreased to $26,799 during the six months ended September 30, 2013 from $31,302 during the six months ended September 30, 2012.   The decrease was primarily due to the higher amount of legal fees during fiscal 2013.

Interest expense for the six months ended September 30, 2013 totalled $79,944 compared to $69,060 for the six months ended September 30, 2012.  The increase was primarily due to the foreign exchange revaluation for the six months ended September 30, 2013.

We reported a foreign currency translation loss of $16,289 to September 30, 2013 compared to a loss of $18,348 to September 30, 2012.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the second quarter of fiscal 2014 was C$0.9706 to US$1.00 compared to C$1.0171 to US$1.00 in the second quarter of fiscal 2013.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Difference Increase/(Decrease) %
Administration fees	$21,000	$21,000	0%
Office & MIS	$918	$859	6%
Legal fees	$(4,659)	$118	(4,048)%
Transfer Agent & Filing Fees	$ 40	$1,325	(97)%
Accounting	$ 9,500	$8,000	19%
Total Expenses	$26,799	$31,302	(14)%

General and administrative expenses decreased to $26,799 in fiscal 2014 from $31,302 in fiscal 2013.  General expenses included administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees increased to $918 in fiscal 2014 from $859. Legal fees decreased to $(4,659) in fiscal 2014 from $118 in the prior fiscal year mainly due to an over accrual of legal fees in fiscal 2013.  Filing fees and transfer agent fees decreased to $40 in fiscal 2014 compared to$1,325 in fiscal 2013.  Accounting fees increased to $9,500 from $8,000 in the comparative period in fiscal 2013.

Liquidity and Financial Condition

Working Capital

	September 30, 2013	March 31, 2013
Current Assets	$1,275	$1,566
Current Liabilities	$1,506,233	$1,416,068
Working Capital (Deficiency)	($1,504,958)	($1,414,502)

Cash Flows

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Cash flows provided by (used in) Operating Activities	$(16,577)	$(46,393)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by (used in) Financing Activities	$Nil	$64,415
Effect of exchange rate changes on cash	$16,286	$(18,348)
Net increase (decrease) in cash	$(291)	$(326)

Operating Activities

Net cash (used in) operating activities was $(16,577) in the six months ended September 30, 2013 compared with net cash used in operating activities of $(46,393) in the same period in 2012.  The decrease in cash (used in) operating activities of $29,816 is mainly attributed a decrease in accounts payable to a related party compared to the same period in fiscal 2013.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $Nil in the six months ended September 30, 2013 compared to net cash provided by financing activities of $64,415 in the six months ended September 30, 2012.  All activities derive from a loan from a related party.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As at March 31, 2013 the loan, together with accrued interest totalled US$1,002,700. Together, with accrued interest, the loan balance totaled US$1,066,337 at September 30, 2013.

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

Net cash (used in) operating activities in the second quarter of fiscal 2014 totalled $(16,577) versus net cash used in operating activities of $(46,393) in fiscal 2013.  Cash balances were $1,275 and $10,468 as of September 30, 2013 and September 30, 2012, respectively.

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

As at March 31, 2013 the loan, together with accrued interest totaled US$1,002,700. Together with accrued interest the loan balance totalled US$1,066,337 at September 30, 2013.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of September 30, 2013, we had cash of $1,275.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the six month period ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2013

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

Date:  November 13, 2013

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2013 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2013

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