Form 10-K
period 2014-03-31
NATION ENERGY INC
filed 2014-05-29
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Registrant’s telephone number:(604) 331-3399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, with no par value
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $60,165 based on a price of $0.010 per share, being the price at which the common equity was last sold on September 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares issued and outstanding as of May 28, 2014.

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

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking. These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.

The material assumptions supporting these forward-looking statements include, among other things:

•

our ability to obtain necessary financing on acceptable terms;

•

retention of skilled personnel;

•

the timely receipt of required regulatory approvals;

•

continuation of current tax and regulatory regimes;

•

current exchange and interest rates; and

•

general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•

our ability to establish or find resources or reserves;

•

liabilities inherent in natural gas and crude oil operations;

•

uncertainties associated with estimating natural gas and crude oil resources or reserves;

•

geological, technical, drilling and processing problems;

•

competition for, among other things, capital, resources, undeveloped lands and skilled personnel;

•

assessments of the acquisitions;

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

•

risks related to tax assessments;

•

political and regulatory risks associated with oil and gas exploration;

•

other risks and uncertainties related to our prospects, properties and business strategy; and

•

The company is categorized as a “shell company” as that term is used in the Securities and Exchange Commission’s rules.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performances or achievements.  Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Current Business

The Company entered into a letter agreement dated October 11, 2013 whereby the Company proposes to acquire from Paltar Petroleum Limited (“Paltar”), a privately held Australian company, approximately four exploration and development permits and twenty-nine applications for additional exploration and development permits in respect of land located in northern Australia. Details of the transaction can be found in the Form 8K dated October 15, 2013 filed on EDGAR or in the news release dated October 18, 2013 filed on SEDAR. On March 31, 2014, Nation Energy Inc. (“Nation”) entered into a first amendment to the letter agreement dated October 11, 2013 (the “Letter Agreement”) with Paltar Petroleum Limited (“Paltar”), whereby the parties have agreed to amend certain terms of the Letter Agreement as follows:

1.

The period of time provided by Paragraph 5 of the Letter Agreement during which Paltar may receive advances under the Line of Credit, as defined in Paragraph 5, is amended so that it shall continue through July 30, 2014, rather than March 31, 2014.

2.

Paragraph 7 of the Letter Agreement is amended to provide that the parties will use their reasonable best efforts to ensure that closing occurs on or before July 30, 2014, or on such other date as the parties may agree, to be held at such place and time as the parties may agree.

3.

Paragraph 9 of the Letter Agreement is amended to provide that Paltar will provide, prior to closing, audited financial statements regarding the operations of Paltar assets for the two most recent ended fiscal years, prepared by a PCAOB approved auditor, and prior to closing, will provide quarterly financial statements as reviewed by its auditor for the fiscal period ended March 31, 2014, and such additional fiscal period financial statements as may be required under SEC regulations.

In all other respects, the terms and conditions of the Letter Agreement remain in effect.

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

Employees

We have no employees other than John Hislop, our president, chief executive officer, chief financial officer and sole director.  Mr. Hislop also acts as our secretary and treasurer.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.   On January 1, 2009, we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days notice.  One year following the effective date of the agreement, the monthly fee increased by 3% subject to any required regulatory or stock exchange approval.  We presently have no other employment or consulting agreements.  The agreement was amended effective November 1, 2010 to reduce the fees for administrative services to $3,500 per month. There have been no further amendments entered into since November 2010.

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

We had a working capital deficit of $1,577,540 as of March 31, 2014.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

The company is categorized as a “shell company” as that term is used in the Securities and Exchange Commission’s rules.

The Securities and Exchange Commission’s rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the company, and will likely increase the costs of registration compliance following the completion of a business combination.

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

Since our shares are thinly traded, and trading on the OTCQB may be limited and sporadic because it is not an exchange, stockholders may have difficulty reselling their shares or liquidating their investments.

Our shares of common stock are currently listed for public trading on the OTCQB operated by the OTC Markets Group Inc.  The trading price of our shares of common stock has been subject to wide fluctuations.  Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by shares of our common stock will be matched or maintained.  These broad market and industry factors may adversely affect the market price of the shares of our common stock, regardless of our operating performance.

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

Our constating documents authorize the issuance of 5,000,000,000 shares of common stock with no par value.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive office is located at 1500 West 16th Avenue, Vancouver, British Columbia, Canada V6J 2L6.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.   We currently have a management services agreement in effect that among other administration and office services and supplies provides for office space.  Effective November 1, 2010, the monthly fee was, and continues to be, $3,500 per month. At the present time, we do not have any oil and gas holdings.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is quoted for trading on the OTCQB operated by the OTC Markets Group Inc. under the symbol "NEGY". The following quotations (obtained from Stockwatch) reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2014	$0.015	$0.015
December 31, 2013	$0.012	$0.012
September 30, 2013	$0.010	$0.010
June 30, 2013	$0.010	$0.010
March 31, 2013	$0.010	$0.010
December 31, 2012	$0.010	$0.010
September 30, 2012	$0.010	$0.010
June 30, 2012	$0.010	$0.010

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of May 28, 2014, we had 16,020,000 shares of common stock outstanding and approximately 24 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2014.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
1999 Stock Option and Incentive Plan (an equity compensation plan approved by security holders)	Nil	N/A	2,500,000

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2014.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Item 1A. Risk Factors".

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

For the next twelve months, we plan to continue to evaluate joint venture opportunities and oil and gas development and production opportunities.

The Company entered into a letter agreement dated October 11, 2013 whereby the Company proposes to acquire from Paltar Petroleum Limited (“Paltar”), a privately held Australian company, approximately four exploration and development permits and twenty-nine applications for additional exploration and development permits in respect of land located in northern Australia. Details of the transaction can be found in the Form 8K dated October 15, 2013 filed on EDGAR or in the news release dated October 18, 2013 filed on SEDAR. On March 31, 2014, Nation Energy Inc. (“Nation”) entered into a first amendment to the letter agreement dated October 11, 2013 (the “Letter Agreement”) with Paltar, whereby the parties have agreed to amend certain terms of the Letter Agreement as follows:

1.

The period of time provided by Paragraph 5 of the Letter Agreement during which Paltar may receive advances under the Line of Credit, as defined in Paragraph 5, is amended so that it shall continue through July 30, 2014, rather than March 31, 2014.

2.

Paragraph 7 of the Letter Agreement is amended to provide that the parties will use their reasonable best efforts to ensure that closing occurs on or before July 30, 2014, or on such other date as the parties may agree, to be held at such place and time as the parties may agree.

3.

Paragraph 9 of the Letter Agreement is amended to provide that Paltar will provide, prior to closing, audited financial statements regarding the operations of Paltar assets for the two most recent ended fiscal years, prepared by a PCAOB approved auditor, and prior to closing, will provide quarterly financial statements as reviewed by its auditor for the fiscal period ended March 31, 2014, and such additional fiscal period financial statements as may be required under SEC regulations.

In all other respects, the terms and conditions of the Letter Agreement remain in effect. As of March 31, 2014, the agreement has not been finalized.

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Disclosure of Outstanding Share Data

As of the date of this annual report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this annual report.

RESULTS OF OPERATIONS – Years Ended March 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2014, which are included herein.

Our operating results for the year ended March 31, 2014, for the year ended March 31, 2013 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2014	Year Ended March 31, 2013	Difference Increase/(Decrease) %
General and administrative	$92,999	$75,668	23%
Interest expense	$158,310	$143,570	10%
Net (loss)	$(251,309)	$(219,238)	15%

We generated a net (loss) of $(251,309) for the year ended March 31, 2014 compared to a (loss) of $(219,238) for the year ended March 31, 2013.  Net (loss) per common share for the year ended March 31, 2014 was ($0.01) compared to ($0.01) per common share for the year ended March 31, 2013.  General and administrative expenses increased to $92,999 during the year ended March 31, 2014 from $75,668 during the year ended March 31, 2013.   The increase was primarily due to increased legal fees associated with the Paltar Letter Agreement.

Interest expense for fiscal 2014 totalled $158,310 compared to $143,570 for fiscal 2013.  The increase reflected higher average outstanding balance of related party loans in fiscal 2014 versus fiscal 2013.

We reported a foreign currency translation gain of $88,272 in fiscal 2014 compared to a gain of $13,429 in fiscal 2013.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2014 increased resulting in a significant gain on translation compared to consistent and lower values in the value of the Canadian dollar during the prior fiscal periods.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2014	Year Ended March 31, 2013	Difference Increase/(Decrease) %
Administration fees	$42,000	$42,000	0%
Office & MIS	$2,670	$4,849	(45)%
Legal fees	$20,428	$118	17,212%
Transfer Agent Fees	$1,801	$770	134%
Bad debt expense	$ -	$8,431	(100)%
Accounting	$26,100	$19,500	34%
Total Expenses	$92,999	$75,668	23%

General and administrative expenses increased to $92,999 in fiscal 2014 from $75,668 in fiscal 2013. This was primarily due to increased legal fees incurred in 2014 in regards to the Letter Agreement with Paltar.  General and administrative expenses included administration fees of $42,000 in fiscal 2014 and fiscal 2013. Office expenses and management information system fees decreased to $2,670 in fiscal 2014 from $4,849. The decrease was primarily due to EDGAR licensing fees paid in fiscal 2013 of $1,481 compared to $nil in 2014.Legal fees increased to $20,428 in fiscal 2014 from $118 in the prior fiscal year mainly due to legal fees associated with the Paltar Letter Agreement.  Transfer agent fees increased to $1,801 in fiscal 2014 from $770 in fiscal 2013 primarily due to expenses relating to mailings to Shareholders of $1,011 in fiscal 2014 compared to $nil in fiscal 2013.  Accounting fees increased to $26,100 for the year ended March 31, 2014 from $19,500 in the prior year ended March 31, 2013. The increase in fiscal 2014 is primarily due to the accrual for the year-end audit of $10,000 compared to $nil in fiscal 2013. The bad debt expense in fiscal 2013 was related to monies determined not recoverable from a bank.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2014	Year Ended March 31, 2013
Current Assets	$2,749	$1,566
Current Liabilities	$1,580,289	$1,416,068
Working Capital (Deficiency)	($1,577,540)	($1,414,502)

Cash Flows

	Year Ended March 31, 2014	Year Ended March 31, 2013
Cash flows (used in) Operating Activities	$(143,649)	$(118,302)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$56,560	$95,645
Effect of exchange rate changes on cash	$88,272	$13,429
Net Increase (decrease) in cash	$1,183	$(9,227)

Operating Activities

Net cash (used in) operating activities was $(143,649) in the year ended March 31, 2014 compared with net cash used in operating activities of $(118,302) in the same period in 2013.  The increase in cash (used in) operating activities of $25,347 is mainly attributed to an increase in the net (loss) for the current year of ($251,309) from a net loss of $(219,238) in fiscal 2013.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $56,560 in the year ended March 31, 2014 compared to net cash provided by financing activities of $95,645 in the year ended March 31, 2013.  All activities derive from loan proceeds from a related party. The effect of exchange rate changes on cash was a gain of $88,272 in the year ended March 31, 2014 compared to $13,429 for the year ended March 31, 2013. Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2014 increased resulting in a significant gain on translation compared to consistent and lower values in the value of the Canadian dollar during the prior fiscal periods.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with a related party.  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As of March 31, 2014 the loan, together with accrued interest totalled CDN $1,248,512 (US $1,129,402).  During the year ended March 31, 2014, we accrued an additional CDN $167,291 (US $167,046) in interest.

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $8.3 million.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in fiscal 2014 totalled $(143,649) versus net cash used in operating activities of ($118,302) in fiscal 2013.  Cash balances were $2,749 and $1,566, as of March 31, 2014 and March 31, 2013, respectively.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose. We estimate the future needs for general and administrative expenses will be approximately $50,000 and $25,000 for professional fees during the next twelve month period.

Future Financings

As of March 31, 2014, we had cash of US $2,749.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on related party loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, May 28, 2014

Balance Sheets at March 31, 2014 and 2013

Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2014 and 2013, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2014

Statements of Changes in Stockholders' Equity (Deficit) for the period June 1, 2008 (Inception of the Development Stage) through March 31, 2014

Statements of Cash Flows for the years ended March 31, 2014 and 2013, and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage) through March 31, 2014

Notes to the Financial Statements

StarkSchenkein, LLP
BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2014 and 2013, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended and the development stage period of June 1, 2008, to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2014 and 2013, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended and the period June 1, 2008, to March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
May 28, 2014

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	March 31,
	2014	2013

ASSETS
Current assets:
Cash	$ 2,749	$ 1,566
Total current assets	2,749	1,566

Total assets	$ 2,749	$ 1,566

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 10,100	$ 17,090
Accounts payable and accrued expenses - related party	722,256	659,917
Loans payable - related party	847,933	739,061
Total current liabilities	1,580,289	1,416,068

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, $.001 par value; 5,000,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,465,461)	(1,214,152)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(156,765)	(245,036)
Total stockholders' (deficit)	(1,577,540)	(1,414,502)

Total liabilities and stockholders' (deficit)	$ 2,749	$ 1,566

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
For the Years Ended March 31, 2014 and 2013
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2014

			June 1, 2008
	For the Years Ended		(Inception of
	March 31	March 31	Development Stage)
	2014	2013	to March 31, 2014

Revenue:	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-
Operating	-	-	-

Operating income	-	-	-

General and administrative expenses	92,999	75,668	784,787

Income (loss) before other income (expense)	(92,999)	(75,668)	(784,787)

Other income (expense):
Interest (expense)	(158,310)	(143,570)	(681,499)
Interest income	-	-	825
Total other income	(158,310)	(143,570)	(680,674)

Net loss	(251,309)	(219,238)	(1,465,461)

Foreign currency translation gain (loss)	88,272	13,429	(11,856)

Comprehensive loss	(163,037)	(205,809)	(1,477,317)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Years Ended March 31, 2014 and 2013
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to March 31, 2014

			June 1, 2008
	For the Years Ended		(Inception of
	March 31	March 31	Development Stage)
	2014	2013	to March 31, 2014

Cash flows from operating activities:
Net loss	$(251,309)	$(219,238)	$ (1,465,461)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Increase (decrease) in accounts payable	(6,990)	(12,422)	(20,628)
Increase in accounts payable - related party	114,650	113,358	334,516
Net cash (used in) operating activities	(143,649)	(118,302)	(1,034,977)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	56,560	95,645	314,718
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	56,560	95,645	(193,349)

Effect of currency rate change (loss)	88,272	13,429	24,403

Net increase (decrease) in cash	1,183	(9,227)	(45,212)

Beginning balance, cash	1,566	10,794	47,961

Ending balance, cash	$ 2,749	$ 1,566	2,749

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	374,718
Cash paid for income taxes	$ -	$ -	-

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
for June 1, 2008 (Inception of the Development Stage)
to March 31, 2014

					Accumulated	Accumulated
					(Deficit)	(Deficit)
	Common Stock		Additional	Accumulated	Prior to the	During the	Total
	Number of		Paid-in	Comprehensive	Development	Development	Stockholders'
	Shares	Amount	Capital	Income (loss)	Stage	Stage	(Deficit)

Balance at inception June 1, 2008	16,020,000	$16,020	$6,868,380	$ (207,314)	$ (6,839,714)	-	$ (162,628)
Comprehensive loss				(48,949)			(48,949)

Net loss						(402,419)	(402,419)
Balance at March 31, 2010	16,020,000	16,020	6,868,380	(256,263)	(6,839,714)	(402,419)	$ (613,996)
Comprehensive loss				(30,906)			(30,906)

Net loss						(305,533)	(305,533)
Balance at March 31, 2011	16,020,000	16,020	6,868,380	(287,169)	(6,839,714)	(707,952)	(950,435)
Comprehensive income				28,704			28,704

Net loss						(286,962)	(286,962)
Balance at March 31, 2012	16,020,000	16,020	6,868,380	(258,465)	(6,839,714)	(994,914)	(1,208,693)
Comprehensive income				13,429			13,429

Net loss						(219,238)	(219,238)
Balance at March 31, 2013	16,020,000	16,020	6,868,380	(245,036)	(6,839,714)	(1,214,152)	(1,414,502)
Comprehensive income				88,272			88,272

Net loss						(251,309)	(251,309)
Balance at March 31, 2014	16,020,000	16,020	6,868,380	(156,765)	(6,839,714)	(1,465,461)	(1,577,540)

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and 2013

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of ($8,461,940) has both a working capital and a stockholders’ deficit of ($1,577,540) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a deficit of ($6,839,714) and a deficit accumulated during the development stage of ($1,465,461).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Other Comprehensive Income (Loss)

For the years ended March 31, 2014 and 2013, the only components of comprehensive loss were foreign currency translation adjustments.

Stock-Based Compensation

The Company has a stock based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities.  The Company accounts for stock-based compensation in accordance with ASC Subtopic 718 “Compensation – Stock Compensation”. (“ASC 718”) ASC 718-10 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This ASC establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-

value-based measurement in accounting for share-based payment transactions with employees. It also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.  There was no material effect on the financial statements.

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

Note 3.  Oil and Gas Properties

On September 18, 2008, Nation and Netco Energy, Inc. (“Netco”), entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta for total net proceeds of CDN $1,600,000.  The agreement was effective June 1, 2008. The sale of the oil and gas assets closed September 18, 2008, with a second closing in April 2009, for total net proceeds to Nation of CDN $1,102,939 (US $1,029,385) from Encana, plus CDN $160,000 (US $ 129,324) from Netco.  In April 2009, the Company received its final payment from Encana pursuant to the sale of its oil and gas properties, of CDN $150,894 (US $ 88,689). The Company is now considered a shell company.

Note 4.  Stockholders’ Deficit

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

AT MARCH 31, 2014 AND 2013, THERE WERE NO OPTIONS OUTSTANDING.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2014		2013
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2014		2013
Deferred tax assets:
Net operating loss carryforwards		$1,910,000		$1,879,000
Less valuation allowance		(1,910,000)		(1,879,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carry-forwards of approximately $5,618,000 will expire through 2033.  The deferred tax asset has been fully reserved at March 31, 2014.  The change in the valuation allowance during the year ended March 31, 2014 was $31,000.

In December 2013, the Company received a letter from the Department of the Treasury, Internal Revenue Service (“IRS”) charging a penalty of $10,000 under Section 6038A of the Internal Revenue Code for failure to provide information with respect to certain foreign-owned US Corporations on Form 5472. In January 2014, the Company responded to the IRS and requested an abatement of the penalties assessed. In April 2014, the Company received another letter from the IRS requesting additional information in order to consider our request for penalty adjustment. To date, this matter is still unresolved.

Note 6.  Related Party Transactions

(a)

Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for US $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for US$3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $42,000 for the years ended March 31, 2014 and 2013.

(b)

Loans Payable – Related Party

On March 31, 2006, the Company entered into a revised Demand Promissory Note, which replaces all previous loan agreements with a related party.  The Demand Promissory Note, in the amount of CDN $980,905 bears interest at 15% per annum, calculated and compounded monthly, and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars. As of March 31, 2014 and 2013, the balance of the loan payable and accrued interest was CDN $1,248,512 (US$1,129,402) and CDN $1,018,693 (US$1,002,699) respectively.

Note 7.  Subsequent Events

The Company has evaluated all subsequent transactions from the balance sheet date through the date of issuance of this report, and has determined that all material subsequent events have been disclosed above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act of 1934, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2014, including the remedial actions discussed below, we have concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.  Additionally, we are currently inactive as we seek new business opportunities.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2014.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2014, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

iii.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report.  Such remediation activities include the following:

1.

We intend to recruit at least one, preferably two or more, additional independent board members to join our board of directors and audit committee at such time as additional board members are retained; and

2.

We intend to continue to update the documentation of our corporate governance and internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	61	June 4, 1999

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

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  Mr. Hislop is currently serving as a Director and/or Officer on the following companies: Director of Q Investments Ltd., (formerly Cubix Investments Ltd.), an investment holding company for various public oil and gas companies, since February 1994; and Director of XXL Energy Corp. (formerly Exxel Energy Corp.) since October 15, 2001, Chairman of the Board of XXL Energy Corp. (formerly Exxel Energy Corp.) since July 27, 2006, President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) since December 31, 2008.  In the past five years, Mr. Hislop has also served as a director of the following companies: and formerly Director of Patriot Petroleum Corp. from April 7, 1999 to February 16, 2011 (Mr. Hislop also served as President and Chief Executive Officer of Patriot Petroleum Corp. from October 22, 2003 to November 26, 2010).  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

Committees of the Board

We currently have an audit committee. Our board of directors does not have any other committees.

Family Relationships

None

Involvement in Certain Legal Proceedings

Our director and executive officer has not been involved in any of the following events during the past ten years:

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

Audit Committee

We are a reporting issuer in the Province of British Columbia and National Instrument 52-110 Audit Committees of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.

Our audit committee consists of our sole director, John Hislop. Because Mr. Hislop is an executive officer of our company, he is not independent.

Our board of directors has determined that it does not have an audit committee member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.  We believe that Mr. Hislop is financially literate and is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated minimum revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110.  Section 2.4 (De Minimis Non-

audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees relates to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided.  Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part. We are relying on the exemption provided by section 6.1 of NI 52-110 which provides that we, as a venture issuer, are not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. In meeting its responsibilities, the Audit Committee is expected to select the independent accountants, considering independence and effectiveness, approve all audit and non-audit services in advance of the provision of such services and the fees and other compensation to be paid to the independent accountants, and oversee the services rendered by the independent accountants (including the resolution of disagreements between management and the independent accountants regarding preparation of financial statements) for the purpose of preparing or issuing an audit report or related work. In addition, the Audit Committee is expected to periodically review and discuss with the independent accountants all significant relationships the independent accountants have with our company to determine the independence of the independent accountants, including a review of service fees for audit and non-audit services.

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

Stockholder Communications with Our Board of Directors

We do not have a formal procedure for stockholder communication with our board of directors.  In general, our board and executive officer are accessible by telephone or mail.  During the year ended March 31, 2014 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

To the best of our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with other than as disclosed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John R Hislop	Nil	Nil	1

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our president and chief executive officer during the last two fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

SUMMARY COMPENSATION TABLE - YEARS ENDED MARCH 31, 2014 AND 2013
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Hislop(1) President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$42,000(2) $42,000(2)	$42,000 $42,000

 (1) Mr. Hislop was appointed the president and chief executive officer of our company on October 22, 2003.

(2) Effective November 1, 2010 the Company signed a management agreement for $3,500 per month.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

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

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any unexercised options or stock awards that had not vested or equity incentive plan awards as of March 31, 2014.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 28, 2014, there were 16,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)(2)
Common	John Hislop P.O. Box 7814 Ringwood, UK BH24 9FF	10,003,500 Direct	62.44%
Common	All Directors and Officers as a class	10,003,500	62.44%
Common	Privateer Capital Corporation Berry Knoll Burley Street Hants, UK BH24 4H9	1,673,500 Direct	10.45%
5% Stockholders
Common	John Hislop P.O. Box 7814 Ringwood, UK BH24 9FF	10,003,500 Direct	62.44%
Common	Jeffery Taylor 401-325 Howe Street Vancouver, BC, Canada V6C 1Z7	920,000 Direct	5.74%

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

(2)

The percentage of class is based on 16,020,000 shares of common stock issued and outstanding as of May 28, 2014.

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

We receive administrative services and back office support under a formal written management services agreement with Caravel Management Corp. Caravel Management Corp. is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  Effective November 1, 2010, the company revised its agreement with Caravel Management Corp. to provide management services for $3,500 per month.  The agreement with Caravel Management Corp. is on a month to month basis. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement for the years ended March 31, 2014 and 2013 were $42,000 both years.

On March 31, 2006, we entered into a revised loan agreement with Caravel Management Corp.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan in payable in Canadian dollars and is secured by a Promissory Note. As at March 31, 2014 the loan, together with accrued interest totalled CDN $1,248,512 (US $ 1,129.402).

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-101 Disclosure of Corporate Governance Practices of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors consists of John Hislop. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Mr. Hislop is not independent because he is our executive officer.

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

Compensation

The board is responsible for determining compensation for the directors and chief executive officer of our company to ensure it reflects the responsibilities and risks of being a director or chief executive officer, as applicable, of a public company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2014 and 2013 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit Fees*	$24,500	$19,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$1,600	$Nil
All Other Fees	$Nil	$Nil
Total	$26,100	$19,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements. The fees recorded in the above noted table may not reflect the fees charged for that period due to the various filings that were in arrears, the figures in the table reflect all fees billed, not accrued, for reporting period.  “Audit-related-fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.  “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

3.5

Articles of Amendment filed with the Secretary of State of the State of Wyoming on January 23, 2014 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2014).

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

10.3

Management Services Agreement dated November 1, 2010 between Nation Energy Inc. and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on December 2, 2010).

10.4

Letter Agreement with Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2013).

10.5

First Amendment to Letter Agreement dated October 11, 2013 with Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2014).

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

(101)

XBRL

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase

101.DEF*

XBRL Taxonomy Extension Definition Linkbase

101.LAB*

XBRL Taxonomy Extension Label Linkbase

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY INC.

By:   “John Hislop”

John HislopPresident, Chief Executive Officer, Chief Financial Officer and Director(Principal Executive Officer, Principal Financial Officer andPrincipal Accounting Officer)

Date: May 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   “John Hislop”

John HislopPresident, Chief Executive Officer, Chief Financial Officer and Director(Principal Executive Officer, Principal Financial Officer andPrincipal Accounting Officer)

Date: May 28, 2014

Exhibit 31.1

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 28, 2014

“John Hislop”John HislopPresident, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer andPrincipal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2014 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated:  May 28, 2014

“John Hislop”

John Hislop

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer and

Principal Accounting Officer)