Form 10-Q
period 2014-06-30
NATION ENERGY INC
filed 2014-08-12
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of August 12, 2014.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014.

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2014 and 2013, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2014 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013, and Cumulative from June 1, 2008 (date of Inception of the Development Stage) through June 30, 2014 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2014 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$ 3,006	$ 2,749
Total current assets	3,006	2,749

Total assets	$ 3,006	$ 2,749

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 23,100	$ 10,100
Accounts payable and accrued expenses - related party	754,051	722,256
Loans payable - related party	909,488	847,933
Total current liabilities	1,686,639	1,580,289

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, no par value; 5,000,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,540,785)	(1,465,461)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(187,534)	(156,765)
Total stockholders' (deficit)	(1,683,633)	(1,577,540)

Total liabilities and stockholders' (deficit)	$ 3,006	$ 2,749

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2014 and 2013
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to June 30, 2014
(Unaudited)

			June 1, 2008
	For the Three Months Ended		(Inception of
	June 30,	June 30,	Development Stage)
	2014	2013	to June 30, 2014

Revenue:	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-
Operating	-	-	-

Operating income	-	-	-

General and administrative expenses	28,349	6,329	813,136

Income (loss) before other income (expense)	(28,349)	(6,329)	(813,136)

Other income (expense):
Interest (expense)	(46,975)	(38,170)	(728,474)
Interest income	-	-	825
Total other income	(46,975)	(38,170)	(727,649)

Net loss	(75,324)	(44,499)	(1,540,785)

Foreign currency translation gain (loss)	(30,768)	(34,848)	(42,624)

Comprehensive loss	$(106,092)	$ (79,347)	$ (1,583,409)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.007)	$ (0.005)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2014 and 2013
and Cumulative Amounts from June 1, 2008 (Inception of the Development Stage)
to June 30, 2014
(Unaudited)

			June 1, 2008
	For the Three Months Ended		(Inception of
	June 30,	June 30,	Development Stage)
	2014	2013	to June 30, 2014

Cash flows from operating activities:
Net loss	$ (75,324)	$ (44,499)	$ (1,540,785)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-	111,596
Decrease in prepaid expense	-	-	5,000
Increase (decrease) in accounts payable	13,000	(4,853)	(7,628)
Increase in accounts payable - related party	88,687	14,399	423,203
Net cash (used in) operating activities	26,363	(34,953)	(1,008,614)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-	1,158,710
Net cash provided by investing activities	-	-	1,158,710

Cash flows from financing activities:
Proceeds from loan payable - related party	4,662	-	319,380
Payments on loan payable - related party	-	-	(508,067)
Net cash provided by (used in) financing activities	4,662	-	(188,687)

Effect of currency rate change (loss)	(30,768)	34,848	(6,365)

Net increase (decrease) in cash	257	(105)	(44,955)

Beginning balance, cash	2,749	1,566	47,961

Ending balance, cash	$ 3,006	$ 1,461	$ 3,006

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 374,718
Cash paid for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -	$ 24,945

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Interim Financial Statements

June 30, 2014

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2014 (“The Annual Report”).

Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects.  To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2014, the Company has an accumulated (deficit) of ($6,839,714) prior to the development stage and accumulated (deficit) during the development stage of ($1,540,785).

Note 2.  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,540,785) during the development stage. The Company has working capital and stockholders’ (deficits) of ($1,683,633) at June 30, 2014, and working capital and stockholders’ (deficits) of ($1,577,540) at March 31, 2014. The Company is reliant on raising capital to initiate its business plan.  The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provided for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director, John Hislop. Total expenses recognized under this agreement for the three months ended June 30, 2014 and 2013 were $10,500 and $10,500, respectively.

In August 2003 and January 2004, the Company entered into bridge loan agreements, for C$500,000 and $250,000 respectively, with John Hislop. The terms of these loan agreements provided that any principal amount outstanding was payable upon demand and bore interest at 15% per annum, payable quarterly. Also during 2003, the Company borrowed C$311,629 from Caravel under a verbal agreement with the same terms as the bridge loans. On March 31, 2006, the Company consolidated and restructured the balance outstanding on the loans with Caravel and John Hislop.  As part of the restructuring, the Company borrowed an additional C$250,000 (US$203,932). The revised loan, in the principal amount of C$980,905 (outstanding principal balance of $952,568 plus the unpaid interest accrued of $28,337), bears interest at 15% per annum, calculated and compounded monthly and is payable on demand.  Any principal amount outstanding under the loan is payable upon demand.  The loan is in Canadian dollars and is secured by a Promissory Note.

As of June 30, 2014, the principal balance of the loan was US$909,488 and accrued interest payable was US$302,655 included in accrued expenses on the balance sheet as compared to a principal balance of US$847,933 and accrued interest payable of US$281,469 at March 31, 2014.

Note 6.   Subsequent Events

Management of the Company has evaluated all subsequent transactions through the date the financial statements were available to be issued and has determined that there are no subsequent events that require disclosure.

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

1.

The period of time provided by Paragraph 5 of the Letter Agreement during which Paltar may receive advances under the Line of Credit, as defined in Paragraph 5, is amended so that it shall continue through July 30, 2014, rather than March 31, 2014.The Letter Agreement has not closed or been extended to date. The Company and Paltar are currently in negotiations to extend the Letter Agreement.

2.

Paragraph 7 of the Letter Agreement is amended to provide that the parties will use their reasonable best efforts to ensure that closing occurs on or before July 30, 2014, or on such other date as the parties may agree, to be held at such place and time as the parties may agree. The Letter Agreement has not closed or been extended to date. The Company and Paltar are currently in negotiations to extend the Letter Agreement.

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

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 16,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended June 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2014, which are included herein.

Our operating results for the three months ended June 30, 2014, for the three months ended June 30, 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Difference Increase/(Decrease) %
General and administrative	$28,349	$6,329	348%
Interest expense	$46,975	$38,170	23%
Net (loss)	$(75,324)	$(44,499)	(69)%

We generated a net (loss) of $(75,324) for the three months ended June 30, 2014 compared to a net (loss) of $(44,499) for the three months ended June 30, 2013.  This increased loss is primarily due to increased legal fees pertaining the Paltar Letter Agreement and increased annual filing fees from the OTC Markets. Net (loss) per common share for the three months ended June 30, 2014 was ($0.007) compared to ($0.005) per common share for the three months ended June 30, 2013.  General and administrative expenses increased to $28,349 during the three months ended June 30, 2014 from $6,329 during the three months ended June 30, 2013. This increase is primarily due to increased legal fees pertaining to the Paltar Letter Agreement and increased annual filing fees from the OTC Markets

Interest expense for the three months ended June 30, 2013 totaled $46,975 compared to $38,170 for the three months ended June 30, 2013.  The increase was primarily due to the foreign exchange revaluation for the three months ended June 30, 2014.

We reported a foreign currency translation loss of $(30,768) for the three months ended June 30, 2014 compared to a loss of $(34,848) for the three months ended June 30, 2013.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the first quarter of fiscal 2015 was C$0.9372 to US$1.00 compared to C$0.9508 to US$1.00 in the first quarter of fiscal 2014.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$211	$681	(223)%
Legal fees	$2,117	$(4,872)	330%
Transfer Agent & Filing Fees	$ 10,020	$20	100%
Accounting	$ 5,500	$nil	100%
Total Expenses	$28,349	$6,329	348%

General and administrative expenses increased to $28,349 in fiscal 2015 from $6,329 in fiscal 2014.  General expenses include administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees decreased to $211 in fiscal 2015 from $681. Legal fees increased to $2,117 in fiscal 2015 from $(4,872) in the prior fiscal year due to the reversal of an over-accrual in June 2013. Filing fees and transfer agent fees increased to $10,020 fiscal 2015 compared to $20 in fiscal 2014. The increase in filing fees is primarily due to new annual fees from the OTC Markets.  Accounting fees increased to $5,500 from $nil in the comparative period in fiscal 2014.  This increase is due to no accrual being made for accounting fees in the quarter ended June 30, 2013.

Liquidity and Financial Condition

Working Capital

	June 30, 2014	March 31, 2014
Current Assets	$3,006	$2,749
Current Liabilities	$1,686,639	$1,580,289
Working Capital (Deficiency)	($1,638,633)	($1,577,540)

Cash Flows

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash flows provided by (used in) Operating Activities	$26,363	$(34,953)
Cash flows provided by (used in) Investing Activities	$Nil	$Nil
Cash flows provided by (used in) Financing Activities	$4,662	$Nil
Effect of exchange rate changes on cash	$(30,768)	$34,848
Net increase (decrease) in cash	$257	$(105)

Operating Activities

Net cash provided by operating activities was $26,363 for the three months ended June 30, 2014 compared with net cash (used in) operating activities of $(34,953) for the same period in 2013.  The increase in cash provided by operating activities is mainly attributed to an increase in accounts payable and an increase in accounts payable to a related party.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by (used in) financing activities amounted to $4,662 and $Nil for the three months ended June 30, 2014 and 2013, respectively.

Loans Payable

On March 31, 2006, we entered into a revised loan agreement with Caravel and John Hislop, related parties (please refer to note 5 “Related Party Transactions” for details).  The loan bears interest at 15% per annum, calculated and compounded monthly and payable quarterly.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.  As at June 30, 2014, the loan, together with accrued interest totaled US$1,212,142 compared to US$1,006,065 at June 30, 2013.

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

Net cash provided by operating activities in the first quarter of fiscal 2015 totaled $31,025 versus net cash (used in) operating activities of $(34,953) in fiscal 2014.  Cash balances were $3,006 and $1,461 as of June 30, 2014 and June 30, 2013, respectively.

We entered into loan agreements with a related party, in 2003 and 2004 to fund operations (please refer to note 5 “Related Party Transactions” for details).    The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note.

As at June 30, 2014, the loan, together with accrued interest totaled US$1,212,142 compared to US$1,006,065 at June 30, 2013.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of June 30, 2014, we had cash of $3,006.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting. Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report. Such remediation activities include the following:

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NATION ENERGY INC.

By: “John R. Hislop”

John Hislop, Chief Executive Officer, and Chief Financial Officer

Date: August 12, 2014

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

Date:  August 12, 2014

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2014 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2014

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