Form 10-Q
period 2014-09-30
NATION ENERGY INC
filed 2014-11-17
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of November 14, 2014.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014.

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2014 and 2013 (unaudited)

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013 (unaudited)

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

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2014 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Balance Sheets

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$ 36,300	$ 2,749
Total current assets	36,300	2,749

Total assets	$ 36,300	$ 2,749

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 16,104	$ 10,100
Accounts payable and accrued expenses - related party	768,027	722,256
Loans payable - related party	977,036	847,933
Total current liabilities	1,761,167	1,580,289

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, no par value; 5,000,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,638,088)	(1,465,461)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(131,465)	(156,765)
Total stockholders' (deficit)	(1,724,867)	(1,577,540)

Total liabilities and stockholders' (deficit)	$ 36,300	$ 2,749

The accompanying notes are an integral part of these financial statements
F-1

Nation Energy, Inc.
Condensed Statements of Operations and Comprehensive Loss
For the Three & Six Months Ended September 30, 2014 and 2013
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30	September 30	September 30	September 30
	2014	2013	2014	2013

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-

Operating income	-	-	-	-

General and administrative expenses	46,095	20,470	74,444	26,799

Income (loss) before other income (expense)	(46,095)	(20,470)	(74,444)	(26,799)

Other income (expense):
Interest (expense)	(51,208)	(41,774)	(98,183)	(79,944)
Interest income	-	-	-	-
Total other income	(51,208)	(41,774)	(98,183)	(79,944)

Net loss	(97,303)	(62,244)	(172,627)	(106,743)

Foreign currency translation gain (loss)	56,069	18,559	25,301	(16,289)

Comprehensive loss	$ (41,234)	$ (43,685)	$ (147,326)	$ (123,032)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.003)	$ (0.003)	$ (0.009)	$ (0.008)

The accompanying notes are an integral part of these financial statements
F-2

Nation Energy, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2014 and 2013
(Unaudited)

	For the Six Months Ended
	September 30	September 30
	2014	2013

Cash flows from operating activities:
Net loss	$ (172,627)	$ (106,743)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-
Decrease in prepaid expense	-	-
Increase (decrease) in accounts payable	6,004	4,872
Increase in accounts payable - related party	107,015	85,291
Net cash (used in) operating activities	(59,608)	(16,577)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable - related party	67,858	-
Payments on loan payable - related party	-	-
Net cash provided by (used in) financing activities	67,858	-

Effect of currency rate change (loss)	25,301	16,286

Net increase (decrease) in cash	33,551	(291)

Beginning balance, cash	2,749	1,566

Ending balance, cash	$ 36,300	$ 1,275

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -

The accompanying notes are an integral part of these financial statements
F-3

Nation Energy Inc.

Notes to Condensed Unaudited Interim Financial Statements

September 30, 2014

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

Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2014, the Company has an accumulated (deficit) of ($6,839,714) prior to the development stage and accumulated (deficit) during the development stage of ($1,638,088).

Note 2.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ”Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for our fiscal quarter year ended September 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15,“Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,638,088) during the development stage. The Company has working capital and stockholders’ (deficits) of ($1,724,867) at September 30, 2014, and working capital and stockholders’ (deficits) of ($1,577,540) at March 31, 2014. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provided for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director, John Hislop. Total expenses recognized under this agreement for the six months ended September 30, 2014 and 2013 were $21,000 and $21,000 for each period, respectively.

On March 31, 2006, the Company entered into a revised loan agreement with Caravel and John Hislop.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable on demand.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

As of September 30, 2014, the principal balance of the loan was US$907,430 and accrued interest payable was US$299,389 included in accrued expenses on the balance sheet as compared to a principal balance of US$847,933 and accrued interest payable of US$281,469 at March 31, 2014.

On July 18, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for $50,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of September 30, 2014, the principal balance of the loan was US$50,000 and accrued interest payable of US$1,541.

On September 2, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$20,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of September 30, 2014, the principal balance of the loan was US$17,858 (C$20,000) and accrued interest payable of US$205 (C$230).

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

The Company is currently in negotiations with Paltar to amend the first amendment dated March 31, 2014 to the letter agreement dated October 11, 2013. The negotiations relating to the second amendment entail a proposed extension of the closing date whereby all parties will use their reasonable best efforts to ensure that the closing of the transaction occurs on or before December 31, 2014.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2014, which are included herein.

Our operating results for the three months ended September 30, 2014, for the three months ended September 30, 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Difference Increase/(Decrease) %
General and administrative	$46,095	$20,470	125%
Interest expense	$51,208	$41,774	23%
Net (loss)	$(97,303)	$(62,244)	56%

We generated a net (loss) of $(97,303) for the three months ended September 30, 2014 compared to a net (loss) of $(62,244) for the three months ended September 30, 2013.  This increased loss is primarily due to increased legal fees pertaining to the Paltar Letter Agreement and increased filing fees paid to SEDAR for filing the Annual Information Form and the year-end filing fees. Net (loss) per common share for the three months ended September 30, 2014 was ($0.003) compared to ($0.003) per common share for the three months ended September 30, 2013.  General and administrative expenses increased to $46,095 during the three months ended September 30, 2014 from $20,470 during the three months ended September 30, 2013. This increase is primarily due to increased legal fees pertaining to the Paltar Letter Agreement and increased annual filing fees paid to SEDAR for filing the Annual Information Form and the year-end filing fees.

Interest expense for the three months ended September 30, 2013 totaled $51,208 compared to $41,774 for the three months ended September 30, 2013.  The increase was primarily due to the foreign exchange revaluation for the three months ended September 30, 2014 and the addition of two loans described below under the title “Loans Payable”.

We reported a foreign currency translation gain of $84,155 for the three months ended September 30, 2014 compared to a gain of $18,559 for the three months ended September 30, 2013.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar at September 30, 2014 was C$0.8929 to US$1.00 compared to C$0.9706 to US$1.00 at September 30, 2013.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$139	$236	(41)%
Legal fees	$21,156	$213	9,804%
Transfer Agent & Filing Fees	$6,090	$20	30,350%
Accounting	$8,210	$9,500	(14)%
Total Expenses	$46,095	$20,470	125%

General and administrative expenses increased to $46,095 in the three month period ended September 30, 2014 from $20,470 in the three month period ended September 30, 2013.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees decreased to $139 in the three month period ended September 30, 2014 from $236. Legal fees increased to $21,156 in the three month period ended September 30, 2014 from $213 in the prior fiscal year due to increased legal fees relating to the Paltar Letter Agreement. Filing fees and transfer agent fees increased to $6,090 in the three month period ended September 30, 2014 compared to $20 in the three month period ended September 30, 2013. The increase in filing fees is primarily due to fees paid to SEDAR for filing the Annual Information Form and the year-end filing fees.  Accounting fees decreased to $8,210 from $9,500 in the comparative three month period.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2014, which are included herein.

Our operating results for the six months ended September 30, 2014, for the six months ended September 30, 2013 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013	Difference Increase/(Decrease) %
General and administrative	$74,444	$26,799	178%
Interest expense	$98,183	$79,944	23%
Net (loss)	$(172,627)	$(106,743)	62%

We generated a net (loss) of $(172,627) for the six months ended September 30, 2014 compared to a net (loss) of $(106,743) for the six months ended September 30, 2013.  This increased loss is primarily due to increased legal fees pertaining to the Paltar Letter Agreement and increased filing fees from the OTC Markets and SEDAR filing fees. Net (loss) per common share for the six months ended September 30, 2014 was ($0.009) compared to ($0.008) per common share for the six months ended September 30, 2013.  General and administrative expenses increased to $74,444 during the six months ended September 30, 2014 compared to $26,799 during the six months ended September 30, 2013.   The increase was primarily due to the higher legal and filing fees during the six months ended September 30, 2014.

Interest expense for the six months ended September 30, 2014 totalled $98,183 compared to $79,944 for the six months ended September 30, 2013.  The increase was primarily due to the new loans entered into during the six months ended September 30, 2014.

We reported a foreign currency translation gain of $25,301 to September 30, 2014 compared to a loss of $(16,289) to September 30, 2013.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the second quarter of fiscal 2015 was C$0.8929 to US$1.00 compared to C$0.9706 to US$1.00 in the second quarter of fiscal 2014.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013	Difference Increase/(Decrease) %
Administration fees	$21,000	$21,000	0%
Office & MIS	$350	$918	(62)%
Legal fees	$23,273	$(4,659)	600%
Transfer Agent & Filing Fees	$ 16,110	$40	40,175%
Accounting	$ 13,710	$9,500	44%
Total Expenses	$74,444	$26,799	178%

General and administrative expenses increased to $74,444 in the six month period ended September 30, 2014 compared to $26,799 in the six month period ended September 30, 2013 due to increased legal expenses and transfer agent and filing fees.  General expenses included administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees decreased to $350 in in the six month period ended September 30, 2014 compared to $918. Legal fees increased to $23,273 in in the six month period ended September 30, 2014 compared to $(4,659) in the prior fiscal year due to increased legal fees relating to the Paltar Letter Agreement..  Filing fees and transfer agent fees increased to $16,110 in in the six month period ended September 30, 2014 compared to $40 in in the six month period ended September 30, 2013.  The increase in filing fees is primarily due to fees paid to SEDAR for filing the Annual Information Form and the year-end filing fees and OTCQB Markets annual fees.  Accounting fees increased to $13,710 from $9,500 in the comparative period due to fees incurred responding to the British Columbia Securities Commission letters.

Liquidity and Financial Condition

Working Capital

	September 30, 2014	March 31, 2014
Current Assets	$36,300	$2,749
Current Liabilities	$1,761,167	$1,580,289
Working Capital (Deficiency)	($1,724,867)	($1,577,540)

Cash Flows

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash flows provided by (used in) Operating Activities	$(59,608)	$(16,577)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by (used in) Financing Activities	$67,858	$Nil
Effect of exchange rate changes on cash	$25,301	$16,286
Net increase (decrease) in cash	$33,551	$(291)

Operating Activities

Net cash (used in) operating activities was $(59,608) for the six months ended September 30, 2014 compared with net cash (used in) operating activities of $(16,577) for the same period in 2013.  The increase in cash provided by operating activities is mainly attributed to an increase in net loss for the six months ended September 30, 2014.

Investing Activities

Net cash provided by (used in) investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by (used in) financing activities amounted to $67,858 in in the six month period ended September 30, 2014 compared to $Nil in the in the six month period ended September 30, 2013. This increase in financing activities is due to the two loans acquired in in the six month period ended September 30, 2014.

Loans Payable

The Company entered into loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As at September 30, 2014, the loan, together with accrued interest totaled US$1,206,819.

On July 18, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for $50,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of September 30, 2014, the principal balance of the loan was US$50,000 and accrued interest payable of US$1,541.

On September 2, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$20,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of September 30, 2014, the principal balance of the loan was US$17,858 (C$20,000) and accrued interest payable of US$205 (C$230).

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

Net cash (used in) operating activities in the six months ended September 30, 2014 totaled $(59,608) versus net cash (used in) operating activities of $(16,577) in the six months ended September 30, 2013.  Cash balances were $36,300 and $2,749 as of September 30, 2014 and 2013, respectively. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of September 30, 2014, we had cash of $36,300.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

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

There were no changes in our internal control over financial reporting during the six month period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The British Columbia Securities Commission has issued a cease trade order affecting our Company’s common stock in British Columbia

By Order dated August 21, 2009, the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) with respect to our company’s securities under the British Columbia Securities Act (the “BC Act”). The Order was made due to our company’s failure to file on Canada’s System for Electronic Document Analysis and Retrieval (SEDAR) comparative annual financial statements for our financial year ended March 31, 2009, interim financial statements for the interim periods ended September 30, 2008 and December 31, 2008, Form 51-102F1 Management’s Discussion and Analysis for the periods ended September 31, 2008(sic), December 31, 2008 and March 31, 2009 and a Form 51-102F Annual Information Form for the year ended March 31, 2009.

As of the date of this Quarterly Report on Form 10-Q, we have filed each of the documents specified in the Order and all documents required to be filed on SEDAR since the date the Order was entered, and we have requested a revocation of the Order.

The Order requires that all trading of our company’s securities in British Columbia, Canada cease until the Executive Director has made an order under section 164 of the BC Act revoking the Order.

The fact that the BCSC issued and continues to maintain the Order may not only cause our company to expend resources, but may also have a negative effect on our company’s securities, which could result in a decline in the value of our securities or cause them to be valueless.  Further, until the Order is lifted, trading of our securities in British Columbia or by persons subject to the jurisdiction of the BCSC is prohibited, which could cause our company’s common stock to have less liquidity.  Until the Order is revoked, residents of British Columbia are prohibited from buying or selling our securities.

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

10.9

Letter Agreement dated October 15, 2013 between Nation Energy Inc. and Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2013).

10.10

First Amendment dated March 31, 2014 to the Letter Agreement dated October 15, 2013 between Nation Energy Inc. and Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2014).

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

Date: November 14, 2014

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

Date:  November 14, 2014

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended September 30, 2014 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2014

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