Form 10-Q
period 2014-12-31
NATION ENERGY INC
filed 2015-02-04
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [ ]     No [ ] N/A[X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,020,000 common shares, par value $0.001, issued and outstanding as of February 4, 2015.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of December 31, 2014 (unaudited) and March 31, 2014.

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2014 and 2013 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013 (unaudited)

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

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended December 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended
December 31, 2014 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Balance Sheets

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$ 25,945	$ 2,749
Total current assets	25,945	2,749

Total assets	$ 25,945	$ 2,749

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 27,718	$ 10,100
Accounts payable and accrued expenses - related party	778,751	722,256
Loans payable - related party	983,710	847,933
Total current liabilities	1,790,179	1,580,289

Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, no par value; 5,000,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,724,719)	(1,465,461)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(84,201)	(156,765)
Total stockholders' (deficit)	(1,764,234)	(1,577,540)

Total liabilities and stockholders' (deficit)	$ 25,945	$ 2,749

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Statements of Operations and Comprehensive Loss
For the Three & Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31	December 31	December 31	December 31
	2014	2013	2014	2013

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-

Operating income	-	-	-	-

General and administrative expenses	32,491	41,304	106,935	68,103

Income (loss) before other income (expense)	(32,491)	(41,304)	(106,935)	(68,103)

Other income (expense):
Interest (expense)	(54,140)	(42,574)	(152,323)	(122,518)
Interest income	-	-	-	-
Total other income	(54,140)	(42,574)	(152,323)	(122,518)

Net loss	(86,631)	(83,878)	(259,258)	(190,621)

Foreign currency translation gain (loss)	47,264	(35,921)	72,565	(52,210)

Comprehensive loss	$ (39,367)	$ (119,799)	$ (186,693)	$ (242,831)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.002)	$ (0.007)	$ (0.012)	$ (0.015)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	For the Nine Months Ended
	December 31	December 31
	2014	2013

Cash flows from operating activities:
Net loss	$ (259,258)	$ (190,621)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Decrease in accounts receivable	-	-
Decrease in prepaid expense	-	-
Increase (decrease) in accounts payable	17,617	18,619
Increase in accounts payable - related party	125,032	104,025
Net cash (used in) operating activities	(116,609)	(67,977)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable - related party	67,240	16,000
Payments on loan payable - related party	-	-
Net cash provided by (used in) financing activities	67,240	16,000

Effect of currency rate change (loss)	72,565	52,210

Net increase (decrease) in cash	23,196	233

Beginning balance, cash	2,749	1,566

Ending balance, cash	$ 25,945	$ 1,799

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

Notes to Condensed Unaudited Interim Financial Statements

December 31, 2014

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

Upon the sale of all of its oil and gas assets, the Company re-entered the development stage effective June 1, 2008. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2014, the Company has an accumulated (deficit) of ($6,839,714) prior to the development stage and accumulated (deficit) during the development stage of ($1,724,719).

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

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as start-up companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 effective our quarter year ended September 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,724,719) during the development stage. The Company has working capital and stockholders’ (deficits) of ($1,764,234) at December 31, 2014, and working capital and stockholders’ (deficits) of ($1,577,540) at March 31, 2014. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

On January 1, 2009 the Company entered into a written agreement revising the previous verbal agreement with Caravel Management Corp (“Caravel”).  The agreement provided for administrative services, office rent and supplies for $8,258 per month.  On November 1, 2010, the Company revised its written agreement to provide administrative services, office rent and supplies for $3,500 per month.  Caravel is wholly owned by the Company’s sole officer and director, John Hislop. Total expenses recognized under this agreement for the nine months ended December 31, 2014 and 2013 were $31,500 and $31,500 for each period, respectively.

On March 31, 2006, the Company entered into a revised loan agreement with Caravel and John Hislop.  The loan bears interest at 15% per annum, calculated and compounded monthly and is payable on demand.  Any principal amount outstanding under the loan is payable upon demand.  The loan payable is in Canadian dollars and is secured by a Promissory Note.

As of December 31, 2014, the principal balance of the related party loans was US$983,710 and accrued interest payable was US$300,094 included in accrued expenses on the balance sheet as compared to a principal balance of US$847,933 and accrued interest payable of US$281,469 at March 31, 2014.

On July 18, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for $50,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of December 31, 2014, the principal balance of the loan was US$50,000 and accrued interest payable of US$3,432.

On September 2, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$20,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of December 31, 2014, the principal balance of the loan was US$17,240 (C$20,000) and accrued interest payable of US$857 (C$986).

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

The Company entered into a letter agreement dated October 11, 2013 whereby the Company proposes to acquire from Paltar Petroleum Limited (“Paltar”), a privately held Australian company, approximately four exploration and development permits and twenty-nine applications for additional exploration and development permits in respect of land located in northern Australia. Details of the transaction can be found in the Form 8K dated October 15, 2013 filed on EDGAR or in the news release dated October 18, 2013 filed on SEDAR. On March 31, 2014, Nation Energy Inc. (“Nation”) entered into a first amendment to the letter agreement dated October 11, 2013 (the “Letter Agreement”) with Paltar Petroleum Limited (“Paltar”). On November 27, 2014, Nation and Paltar entered into an Amended and Restated Agreement (“Agreement”). This Agreement replaces in their entirety the Letter Agreement, the first amendment to the letter agreement dated March 31, 2014 and the drafted but unsigned Second Amendment to the Letter Agreement dated August 29, 2014. The Agreement expands the acreage to be acquired and sets a new timetable for completion of the transaction to April 15, 2015. Details of the Agreement can be found in the Form 8K filed on EDGAR December 1, 2014.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2014, which are included herein.

Our operating results for the three months ended December 31, 2014, for the three months ended December 31, 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Difference Increase/(Decrease) %
General and administrative	$32,491	$41,304	(21)%
Interest expense	$54,140	$42,574	27%
Net (loss)	$(86,631)	$(83,878)	3%

We generated a net (loss) of $(86,631) for the three months ended December 31, 2014 compared to a net (loss) of $(83,878) for the three months ended December 31, 2013.  This increased loss is primarily due to increased interest expenses due to the new loans entered into this fiscal year. Net (loss) per common share for the three months ended December 31, 2014 was ($0.002) compared to ($0.007) per common share for the three months ended December 31, 2013.  General and administrative expenses decreased to $32,491 during the three months ended December 31, 2014 from $41,304 during the three months ended December 31, 2013. This decrease is primarily due to decreased legal fees pertaining to the Paltar Letter Agreement. Legal fees were $16,058 for the three months ended December 31, 2014 compared to $23,789 for the same three month period in 2013. In 2013, the Company required legal assistance for the initial negotiation of the Paltar Letter Agreement and various other documents and filing requirements.

Interest expense for the three months ended December 31, 2013 totaled $54,140 compared to $42,574 for the three months ended December 31, 2013.  The increase was primarily due to the foreign exchange revaluation for the three months ended December 31, 2014 and the addition of two loans described below under the title “Loans Payable”.

We reported a foreign currency translation gain of $47,264 for the three months ended December 31, 2014 compared to a loss of $35,921 for the three months ended December 31, 2013.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar at December 31, 2014 was C$0.8620 to US$1.00 compared to C$0.9402 to US$1.00 at December 31, 2013.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$170	$179	(5)%
Legal fees	$16,058	$23,789	(23)%
Transfer Agent & Filing Fees	$764	$236	224%
Accounting	$5,000	$6,600	(24)%
Total Expenses	$32,491	$41,304	(21)%

General and administrative expenses decreased to $32,491 in the three month period ended December 31, 2014 from $41,304 in the three month period ended December 31, 2013.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees decreased to $170 in the three month period ended December 31, 2014 from $179. Legal fees decreased to $16,058 in the three month period ended December 31, 2014 from $23,789 in the prior fiscal year due to decreased legal fees relating to the Paltar Letter Agreement.  In 2013, the Company incurred legal fees for the initial negotiation of the Paltar Letter Agreement and various other documents and filing requirements. Filing fees and transfer agent fees increased to $764 in the three month period ended December 31, 2014 compared to $236 in the three month period ended December 31, 2013.  Accounting fees decreased to $5,000 from $6,600 in the comparative three month period.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2014, which are included herein.

Our operating results for the nine months ended December 31, 2014, for the nine months ended December 31, 2013 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013	Difference Increase/(Decrease) %
General and administrative	$106,935	$68,103	57%
Interest expense	$152,323	$122,518	24%
Net (loss)	$(259,258)	$(190,621)	36%

We generated a net (loss) of $(259,258) for the nine months ended December 31, 2014 compared to a net (loss) of $(190,621) for the nine months ended December 31, 2013.  This increased loss is primarily due to increased legal fees pertaining to the Paltar Letter Agreement and increased filing fees from the OTC Markets and SEDAR filing fees. Net (loss) per common share for the nine months ended December 31, 2014 was ($0.012) compared to ($0.015) per common share for the nine months ended December 31, 2013.  General and administrative expenses increased to $106,935 during the nine months ended December 31, 2014 compared to $68,103 during the nine months ended December 31, 2013.   The increase was primarily due to the higher legal and filing fees during the nine months ended December 31, 2014.

Interest expense for the nine months ended December 31, 2014 totalled $152.323 compared to $122.518 for the nine months ended December 31, 2013.  The increase was primarily due to the new loans entered into during the nine months ended December 31, 2014.

We reported a foreign currency translation gain of $72.565 to December 31, 2014 compared to a loss of $(52.210) to December 31, 2013.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the third quarter of fiscal 2015 was C$0.8620 to US$1.00 compared to C$0.9402 to US$1.00 in the second quarter of fiscal 2014.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013	Difference Increase/(Decrease) %
Administration fees	$31,500	$31,500	0%
Office & MIS	$520	$1,097	(53)%
Legal fees	$39,331	$19,130	106%
Transfer Agent & Filing Fees	$ 16,874	$276	6,024%
Accounting	$ 18,710	$16,100	16%
Total Expenses	$106,935	$68,103	57%

General and administrative expenses increased to $106,935 in the nine month period ended December 31, 2014 compared to $68,103 in the nine month period ended December 31, 2013 due to increased legal expenses and transfer agent and filing fees.  General expenses included administration fees which remained the same as the comparative period.  Office expenses and Management Information System fees decreased to $520 in in the nine month period ended December 31, 2014 compared to $1,097. Legal fees increased to $39,331 in in the nine month period ended December 31, 2014 compared to $19,130 in the prior fiscal year due to increased legal fees relating to the Paltar Letter Agreement. Filing fees and transfer agent fees increased to $16,874 in the nine month period ended December 31, 2014 compared to $276 in the nine month period ended December 31, 2013.  The increase in filing fees is primarily due to fees paid to SEDAR for filing the Annual Information Form and the year-end filing fees and OTCQB Markets annual fees.  Accounting fees increased to $18,710 from $16,100 in the comparative period due to fees incurred responding to the British Columbia Securities Commission letters.

Liquidity and Financial Condition

Working Capital

	December 31, 2014	March 31, 2014
Current Assets	$25,945	$2,749
Current Liabilities	$1,790,179	$1,580,289
Working Capital (Deficiency)	($1,764,234)	($1,577,540)

Cash Flows

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Cash flows (used in) Operating Activities	$(116,609)	$(67,977)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$67,240	$16,000
Effect of exchange rate changes on cash	$72,565	$52,210
Net increase in cash	$23,196	$233

Operating Activities

Net cash (used in) operating activities was $(116,609) for the nine months ended December 31, 2014 compared with net cash (used in) operating activities of $(67,977) for the same period in 2013.  The increase in cash (used in) operating activities is mainly attributed to an increase in net loss and related party accounts payable for the nine months ended December 31, 2014.

Investing Activities

Net cash provided by investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities amounted to $67,240 in the nine month period ended December 31, 2014 compared to $16,000 in the nine month period ended December 31, 2013. This increase in financing activities is due to the two loans acquired in in the nine month period ended December 31, 2014.

Loans Payable

The Company entered into loan agreements with a related party, in 2003 and 2004 to fund operations.  The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured our loans with the related party.  As part of the restructuring, we borrowed an additional CDN $250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As at December 31, 2014, the loan, together with accrued interest totaled US$1,212,273.

On July 18, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for $50,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of December 31, 2014, the principal balance of the loan was US$50,000 and accrued interest payable of US$3,432.

On September 2, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$20,000. The loan shall bear interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of December 31, 2014, the principal balance of the loan was US$17,240 (C$20,000) and accrued interest payable of US$857 (C$986).

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

Net cash (used in) operating activities in the nine months ended December 31, 2014 totaled $(116,609) versus net cash (used in) operating activities of $(67,977) in the nine months ended December 31, 2013.  Cash balances were $25,945 and $1,799 as of December 31, 2014 and 2013, respectively. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2014, we had cash of $25,945.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting. Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this report. Such remediation activities include the following:

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

There were no changes in our internal control over financial reporting during the nine month period ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: February 4, 2015

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

Date:  February 4, 2015

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

(a)

the quarterly report on Form 10-Q of the Company for the quarterly period ended December 31, 2014 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 4, 2015

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