Form 10-K
period 2015-03-31
NATION ENERGY INC
filed 2015-06-04
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-30193

NATION ENERGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	59-2887569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

RPO Box 60610 Granville Park Vancouver, British Columbia, Canada	V6H 4B9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:(604) 331-3399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, with no par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X].

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ];   No [X].

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [x ]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.   [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $92,330 based on a price of $0.020 per share, being the price at which the common equity was last sold on September 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  150,020,000 common shares issued and outstanding as of June 3, 2015.

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

Forward looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performances or achievements.  Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

ITEM 1.  BUSINESS

We were formed under the laws of the State of Florida on April 19, 1988 under the name Excalibur Contracting, Inc. and from that date until September 1998, we conducted no business and existed as a shell corporation.  After the restatement of our Articles of Incorporation on September 16, 1998, our main focus was the procurement of mineral leasehold interests, primarily for oil and gas exploitation rights.  We reincorporated as a Delaware corporation on February 2, 2000 and changed our name to Nation Energy, Inc. on February 15, 2000.   Following the change in our focus, we commenced corporate strategic development and explored potential oil and gas projects.  On June 13, 2003 we moved our state of domicile from the state of Delaware to the State of Wyoming. We accomplished this re-domicile by merging with our wholly-owned Wyoming subsidiary.

Our Current Business

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities. On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provided for new closing terms.  We filed a copy of this amended and restated letter agreement as an exhibit to our Form 8K filed on EDGAR December 1, 2014 or in the news release dated November 28, 2014 filed on SEDAR.

Among other things, the amended and restated letter agreement provides that:

1.

We will acquire all of Paltar’s oil and gas assets, including its 50% interest in Northern Territory Exploration Permits 136 and 143;

2.

Prior to closing, we will increase our authorized capital from 100,000,000 common shares to 5,000,000,000 common shares;

3.

We were to pay to Paltar the sum of $200,000 upon execution of the amended and restated letter agreement. This amount was paid in November 2014 by John Hislop, our President and sole director.

4.

On execution of the amended and restated letter agreement, Paltar was to transfer to our company all of the issued and outstanding shares of Officer Petroleum Pty. Ltd. in consideration for our assumption of an outstanding debt in the amount of AUD$204,000 (approximately $155,520) due to John Hislop, our President and sole director.  Officer Petroleum Pty. Ltd. owns record title to Exploration Permit 468, covering prospective land in Western Australia.

5.

At or after closing, we will be required to pay to Paltar the sum of AUD$765,675 (approximately $583,720) and issue two promissory notes.  The first of these promissory notes will be a one year note in the amount of US$2,500,000; the second will be a three year note in the amount of US$10,000,000.  These promissory notes are to provide that they will be repaid out of proceeds raised by our company in public or private offerings, joint ventures, farm-ins or other similar arrangements;

6.

At closing, we are to issue 600,000,000 restricted common shares to Paltar – these shares will be subject to resale restrictions imposed by applicable law and a three (3) year lockup agreement;

7.

Prior to closing, we were required to settle approximately $1,340,000 of debt owed to John Hislop for common shares at a price of $0.01 per share.  We settled this debt pursuant to an agreement dated April 21, 2015 and issued 134,000,000 of our common shares to Mr. Hislop on April 23, 2015;

8.

The asset purchase is subject to due diligence (by both parties), board and Paltar shareholder approval and other matters contemplated by the Letter Agreement.  Paltar’s shareholders approved the transaction on February 27, 2015;

9.

After the closing of the asset purchase, we have agreed that we will register for resale up to 145,000,000 common shares of Nation beneficially owned by Mr. Hislop.

The amended and restated letter agreement provided for a closing no later than April 15, 2015, but it has not yet closed, primarily because we continue to discuss structure and the need for government approval of any transfer of the Australian exploration permits.

On April 29, 2015, the Company amended the amended and restated letter agreement to extend the closing date to July 15, 2015 as well as the maturity dates of the two promissory notes referred to in paragraph 1 and the promissory note referred to in sections 6 and 7 of the Amended and Restated Letter Agreement to July 31, 2015.

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

Employees

We have no employees other than John Hislop, our president, chief executive officer, chief financial officer and sole director.  Mr. Hislop also acts as our secretary and treasurer.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.   On January 1, 2009, we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days’ notice.  One year following the effective date of the agreement, the monthly fee increased by 3% subject to any required regulatory or stock exchange approval.  We presently have no other employment or consulting agreements.  The agreement was amended effective November 1, 2010 to reduce the fees for administrative services to $3,500 per month. There have been no further amendments entered into since November 2010.

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

We had a working capital deficit of $1,612,195 as of March 31, 2015.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Our shares of common stock are currently quoted for trading on the OTCQB operated by the OTC Markets Group Inc.  The trading price of our shares of common stock has been subject to wide fluctuations.  Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by shares of our common stock will be matched or maintained.  These broad market and industry factors may adversely affect the market price of the shares of our common stock, regardless of our operating performance.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal mailing address is RPO Box 60610 Granville Park, Vancouver, British Columbia, Canada, V6H 4B9. Our executive office is located at 1500 West 16th Avenue, Vancouver, British Columbia, Canada V6J 2L6.  We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, on a month to month basis.   We currently have a management services agreement in effect that among other administration and office services and supplies provides for office space.  Effective November 1, 2010, the monthly fee was, and continues to be, $3,500 per month. At the present time, we do not have any oil and gas holdings and there are no plans to acquire any real property interests.

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

Quarter Ended	High	Low
March 31, 2015	$0.200	$0.200
December 31, 2014	$0.022	$0.022
September 30, 2014	$0.020	$0.020
June 30, 2014	$0.015	$0.015
March 31, 2014	$0.015	$0.015
December 31, 2013	$0.012	$0.012
September 30, 2013	$0.010	$0.010
June 30, 2013	$0.010	$0.010

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of June 3, 2015, we had 150,020,000 shares of common stock outstanding and approximately 18 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2015.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
1999 Stock Option and Incentive Plan (an equity compensation plan approved by security holders)	Nil	N/A	2,500,000

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2015.

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

On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provided for new closing terms.  We filed a copy of this amended and restated letter agreement as an exhibit to our Form 8K filed on EDGAR December 1, 2014 or in the news release dated November 28, 2014 filed on SEDAR.

Among other things, the amended and restated letter agreement provides that:

1.

We will acquire all of Paltar’s oil and gas assets, including its 50% interest in Northern Territory Exploration Permits 136 and 143;

2.

Prior to closing, we will increase our authorized capital from 100,000,000 common shares to 5,000,000,000 common shares;

3.

We were to pay to Paltar the sum of $200,000 upon execution of the amended and restated letter agreement.  This amount was paid in November 2014 by John Hislop, our President and sole director.

4.

On execution of the amended and restated letter agreement, Paltar was to transfer to our company all of the issued and outstanding shares of Officer Petroleum Pty. Ltd. in consideration for our assumption of an outstanding debt in the amount of AUD$204,000 (approximately $155,520) due to John Hislop, our President and sole director.  Officer Petroleum Pty. Ltd. owns record title to Exploration Permit 468, covering prospective land in Western Australia.

5.

At or after closing, we will be required to pay to Paltar the sum of AUD$765,675 (approximately $583,720) and issue two promissory notes.  The first of these promissory notes will be a one year note in the amount of US$2,500,000; the second will be a three year note in the amount of US$10,000,000.  These promissory notes are to provide that they will be repaid out of proceeds raised by our company in public or private offerings, joint ventures, farm-ins or other similar arrangements;

6.

At closing, we are to issue 600,000,000 restricted common shares to Paltar – these shares will be subject to resale restrictions imposed by applicable law and a three (3) year lockup agreement;

7.

Prior to closing, we were required to settle approximately $1,340,000 of debt owed to John Hislop for common shares at a price of $0.01 per share.  We settled this debt pursuant to an agreement dated April 21, 2015 and issued 134,000,000 of our common shares to Mr. Hislop on April 23, 2015;

8.

The asset purchase is subject to due diligence (by both parties), board and Paltar shareholder approval and other matters contemplated by the Letter Agreement.  Paltar’s shareholders approved the transaction on February 27, 2015;

9.

After the closing of the asset purchase, we have agreed that we will register for resale up to 145,000,000 common shares of Nation beneficially owned by Mr. Hislop.

The amended and restated letter agreement provided for a closing no later than April 15, 2015, but it has not yet closed, primarily because we continue to discuss structure and the need for government approval of any transfer of the Australian exploration permits.

On April 29, 2015, the Company amended the amended and restated letter agreement to extend the closing date to July 15, 2015 as well as the maturity dates of the two promissory notes referred to in paragraph 1 and the promissory note referred to in sections 6 and 7 of the Amended and Restated Letter Agreement to July 31, 2015.

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Disclosure of Outstanding Share Data

As of the date of this annual report, we had 150,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this annual report.

RESULTS OF OPERATIONS – Years Ended March 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2015, which are included herein.

Our operating results for the year ended March 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Difference Increase%
General and administrative	$136,803	$92,999	47%
Interest expense	$182,961	$158,310	16%
Net (loss)	$(319,764)	$(251,309)	27%

We generated a net (loss) of $(319,764) for the year ended March 31, 2015 compared to a net (loss) of $(251,309) for the year ended March 31, 2014.  Net (loss) per common share for the year ended March 31, 2015 was ($0.009) compared to ($0.010) per common share for the year ended March 31, 2014.  General and administrative expenses increased to $136,803 during the year ended March 31, 2015 from $92,999 during the year ended March 31, 2014.   The increase was primarily due to increased legal fees associated with the Paltar Letter Agreement and the subsequent amendments.

Interest expense for fiscal 2015 totalled $182,961 compared to $158,310 for fiscal 2014.  The increase reflected higher average outstanding balance of related party loans in fiscal 2015 versus fiscal 2014.

We reported a foreign currency translation gain of $172,132 in fiscal 2015 compared to a gain of $88,272 in fiscal 2014.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2015 decreased resulting in a significant gain on translation compared to consistent and higher values of the Canadian dollar during the prior fiscal periods.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Difference Increase/(Decrease) %
Administration fees	$42,000	$42,000	0%
Office & MIS	$16,999	$2,670	537%
Legal fees	$47,759	$20,428	134%
Transfer Agent Fees	$1,335	$1,801	(26)%
Accounting	$28,710	$26,100	10%
Total Expenses	$136,803	$92,999	47%

General and administrative expenses increased to $136,803 in fiscal 2015 from $92,999 in fiscal 2014. This was primarily due to increased legal fees incurred in 2015 in regards to our agreement with Paltar.  General and administrative expenses included administration fees of $42,000 in fiscal 2015 and fiscal 2014. Office expenses and management information system fees increased to $16,999 in fiscal 2015 from $2,670. The increase was primarily due to OTCQB annual fees of $7,500 paid in fiscal 2015 compared to $nil in 2014.Legal fees increased to $47,759 in fiscal 2015 from $20,428 in the prior fiscal year mainly due to legal fees associated with the Paltar agreement.  Transfer agent fees decreased to $1,335 in fiscal 2015 from $1,801 in fiscal 2014 primarily due to expenses relating to mailings to shareholders of $565 in fiscal 2015 compared to $1,011 in fiscal 2014. Accounting fees increased to $28,710 for the year ended March 31, 2015 from $26,100 in the prior year ended March 31, 2014. The increase in fiscal 2015 is primarily due to expenses incurred during fiscal 2015 to obtain revocation of a cease trade order imposed by the British Columbia Securities Commission.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2015	Year Ended March 31, 2014
Current Assets	$47,479	$2,749
Current Liabilities	$1,659,674	$1,580,289
Working Capital (Deficiency)	($1,612,195)	($1,577,540)

Cash Flows

	Year Ended March 31, 2015	Year Ended March 31, 2014
Cash flows (used in) Operating Activities	$(239,915)	$(143,649)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$112,513	$56,560
Effect of exchange rate changes on cash	$172,132	$88,272
Net Increase (decrease) in cash	$44,730	$1,183

Operating Activities

Net cash (used in) operating activities was $(239,915) in the year ended March 31, 2015 compared with net cash (used in) operating activities of $(143,649) in the same period in 2014.  The increase in cash (used in) operating activities of $96,266 is mainly attributed to an increase in the net (loss) for the current year of ($319,764) from a net loss of $(251,309) in fiscal 2014. The increased net loss is primarily a result of increased legal fees associated with the Paltar Letter Agreement and the subsequent amendments and increased interest expense due to new loans entered into during this fiscal year.

Investing Activities

Net cash provided by investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $112,513 in the year ended March 31, 2015 compared to net cash provided by financing activities of $56,560 in the year ended March 31, 2014.  All activities derive from loan proceeds from a related party. The effect of exchange rate changes on cash was a gain of $172,132 in the year ended March 31, 2015 compared to $88,272 for the year ended March 31, 2014.

Some of our loans and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2015 decreased resulting in a significant gain on translation compared to consistent and higher values of the Canadian dollar during the prior fiscal periods.

Loans Payable

The Company entered into loan agreements with Caravel Management Corp. and John Hislop in 2003 and 2004 to fund operations.  Caravel is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer. The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured the loans.  As part of the restructuring, we borrowed an additional C$250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As of March 31, 2015, the principal balance of the loan was $872,936 and accrued interest payable of $285,146.

On July 18, 2014, we entered into a promissory note with our sole officer and director, John Hislop (“Lender”) for $50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of March 31, 2015, the principal balance of the loan was $50,000 and accrued interest payable of $5,281.

On September 2, 2014, we entered into a promissory note with our sole officer and director, John Hislop (“Lender”) for C$20,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of March 31, 2015, the principal balance of the loan was $15,790 and accrued interest payable of $1,441.

On January 29, 2015, we entered into a promissory note with our sole officer and director, John Hislop (“Lender”) for C$50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on January 29, 2017. As of March 31, 2015, the principal balance of the loan was $39,475 and accrued interest payable of $990.

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $8 million.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in fiscal 2015 totaled $(239,915) versus net cash (used in) operating activities of ($143,649) in fiscal 2014.  Cash balances were $47,479 and $2,749, as of March 31, 2015 and 2014, respectively.

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

Future Financings

As of March 31, 2015, we had cash of $47,479.  We currently do not have sufficient funds to acquire and develop any future joint ventures.  We anticipate continuing to rely on related party loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

In May 2014, the FASB issued ASU No. 2014-09, ”Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for our company on December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as start-up companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. We elected to apply ASU 2014-10 effective the quarter ended September 30, 2014 and for the year ended March 31, 2015. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  We will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that our current disclosures meet the requirement under this ASU.

Application of Critical Accounting Policies

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No. 2015-01 eliminates the concept of extraordinary items. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU is effective for annual and interim periods beginning after December 15, 2015. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Management does not anticipate that this accounting pronouncement will have a material future effect on our consolidated financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, June 3, 2015.

Balance Sheets at March 31, 2015 and 2014

Statements of Operations and Comprehensive Loss for the years ended March 31, 2015 and 2014

Statements of Changes in Stockholders' Deficit for the years ended March 31, 2015 and 2014

Statements of Cash Flows for the years ended March 31, 2015 and 2014

Notes to the Financial Statements

StarkSchenkein, LLP

Business Advisors & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Nation Energy, Inc.

We have audited the accompanying balance sheets of Nation Energy, Inc., as of March 31, 2015 and 2014, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc., as of March 31, 2015 and 2014, and the results of its operations, stockholders' (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/StarkSchenkein, LLP

Denver, Colorado

June 3, 2015

Nation Energy, Inc.
Condensed Balance Sheets

	March 31,	March 31,
	2015	2014

ASSETS
Current assets:
Cash	$ 47,479	$ 2,749
Total current assets	47,479	2,749

Total assets	$ 47,479	$ 2,749

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 12,282	$ 10,100
Accounts payable and accrued expenses - related party	774,456	722,256
Loans payable - related party	872,936	847,933
Total current liabilities	1,659,674	1,580,289

Long term liabilities
Loans payable - related party, noncurrent	112,977	-
	1,772,651	1,580,289
Stockholders' (deficit)
Preferred stock, $.001 par value; 5,000,000	-	-
shares authorized; none outstanding
Common stock, no par value; 5,000,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,785,225)	(1,465,461)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	15,367	(156,765)
Total stockholders' (deficit)	(1,725,172)	(1,577,540)

Total liabilities and stockholders' (deficit)	$ 47,479	$ 2,749

The accompanying notes are an integral part of these financial statements
F1

Nation Energy, Inc.
Condensed Statements of Operations and Comprehensive Loss
For the Years Ended March 31, 2015 and 2014

	For the Years Ended
	March 31	March 31
	2015	2014

Revenue:	$ -	$ -
Direct expenses:
Royalties	-	-
Operating	-	-

Operating income	-	-

General and administrative expenses	136,803	92,999

Income (loss) before other income (expense)	(136,803)	(92,999)

Other income (expense):
Interest (expense)	(182,961)	(158,310)
Total other income	(182,961)	(158,310)

Net loss	(319,764)	(251,309)

Foreign currency translation gain (loss)	172,132	88,272

Comprehensive loss	$ (147,632)	$ (163,037)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.009)	$ (0.010)

The accompanying notes are an integral part of these financial statements
F2

Nation Energy, Inc.
Condensed Statement of Changes in Stockholders' Deficit
For the Years Ended March 31, 2015 and 2014

					Accumulated	Accumulated
					(Deficit)	(Deficit)
	Common Stock		Additional	Accumulated	Prior to the	During the	Total
	Number of		Paid-in	Comprehensive	Development	Development	Stockholders'
	Shares	Amount	Capital	Income (loss)	Stage	Stage	(Deficit)

Balance at inception June 1, 2008	16,020,000	$ 16,020	$ 6,868,380	$ (207,314)	$ (6,839,714)	-	$ (162,628)
Comprehensive loss				(48,949)			(48,949)

Net loss						(402,419)	(402,419)
Balance at March 31, 2010	16,020,000	16,020	6,868,380	(256,263)	(6,839,714)	(402,419)	$ (613,996)
Comprehensive loss				(30,906)			(30,906)

Net loss						(305,533)	(305,533)
Balance at March 31, 2011	16,020,000	16,020	6,868,380	(287,169)	(6,839,714)	(707,952)	(950,435)
Comprehensive income				28,704			28,704

Net loss						(286,962)	(286,962)
Balance at March 31, 2012	16,020,000	16,020	6,868,380	(258,465)	(6,839,714)	(994,914)	(1,208,693)
Comprehensive income				13,429			13,429

Net loss						(219,238)	(219,238)
Balance at March 31, 2013	16,020,000	16,020	6,868,380	(245,036)	(6,839,714)	(1,214,152)	(1,414,502)
Comprehensive income				88,272			88,272

Net loss						(251,309)	(251,309)
Balance at March 31, 2014	16,020,000	16,020	6,868,380	(156,765)	(6,839,714)	(1,465,461)	(1,577,540)
Comprehensive income				172,132			172,132

Net loss						(319,764)	(319,764)
Balance at March 31, 2015	16,020,000	16,020	6,868,380	15,367	(6,839,714)	(1,785,225)	(1,725,172)

The accompanying notes are an integral part of these financial statements
F3

Nation Energy, Inc.
Condensed Statements of Cash Flows
For the Years Ended March 31, 2015 and 2014

	For the Years Ended
	March 31	March 31
	2015	2014

Cash flows from operating activities:
Net loss	$ (319,764)	$ (251,309)
Adjustments to reconcile net loss to net cash
proived by (used in) operating activities:
Changes in working capital:
Increase (decrease) in accounts payable	2,182	(6,990)
Increase in accounts payable - related party	77,667	114,650
Net cash (used in) operating activities	(239,915)	(143,649)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable - related party	112,513	56,560
Net cash provided by (used in) financing activities	112,513	56,560

Effect of currency rate change (loss)	172,132	88,272

Net increase (decrease) in cash	44,730	1,183

Beginning balance, cash	2,749	1,566

Ending balance, cash	$ 47,479	$ 2,749

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Non-cash related party advance	$ -	$ -

The accompanying notes are an integral part of these financial statements
F4

Nation Energy Inc.

Notes to Financial Statements

March 31, 2015 and 2014

Note 1.  NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Nation Energy Inc. (the “Company”), was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation.  The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada. Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects. On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provided for new closing terms.  We filed a copy of this amended and restated letter agreement as an exhibit to our Form 8K filed on EDGAR December 1, 2014 or in the news release dated November 28, 2014 filed on SEDAR (see Note 3 for further details). To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of ($8,647,302) has both a working capital and a stockholders’ deficit of ($1,612,195) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a deficit of ($6,839,714) and a deficit accumulated during the development stage of ($1,785,225).

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar.  The functional currency of the Company is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive income.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Other Comprehensive Income (Loss)

For the years ended March 31, 2015 and 2014, the only components of comprehensive loss were foreign currency translation adjustments.

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

In May 2014, the FASB issued ASU No. 2014-09, ”Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as start-up companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 effective the quarter ended September 30, 2014 and for the year ended March 31, 2015. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No. 2015-01 eliminates the concept of extraordinary items. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU is effective for annual and interim periods beginning after December 15, 2015. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Management does not anticipate that this accounting pronouncement will have a material future effect on our consolidated financial statements.

Note 3.  Oil and Gas Properties

On September 18, 2008, Nation and Netco Energy, Inc. (“Netco”), entered into a sales and purchase agreement to sell their assets in the Smoky Area of Alberta for total net proceeds of C$1,600,000.  The agreement was effective June 1, 2008. The sale of the oil and gas assets closed September 18, 2008, with a second closing in April 2009, for total net proceeds to Nation of C$1,102,939 (US $1,029,385) from Encana, plus C$160,000 (US$ 129,324) from Netco. In April 2009, the Company received its final payment from Encana pursuant to the sale of its oil and gas properties, of C$150,894 (US$ 88,689). The Company is now considered a shell company.

On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provided for new closing terms.  We filed a copy of this amended and restated letter agreement as an exhibit to our Form 8K filed on EDGAR December 1, 2014 or in the news release dated November 28, 2014 filed on SEDAR.

Among other things, the amended and restated letter agreement provides that:

1.

We will acquire all of Paltar’s oil and gas assets, including its 50% interest in Northern Territory Exploration Permits 136 and 143;

2.

Prior to closing, we will increase our authorized capital from 100,000,000 common shares to 5,000,000,000 common shares;

3.

We were to pay to Paltar the sum of $200,000 upon execution of the amended and restated letter agreement.  .  This amount was paid in November 2014 by John Hislop, our President and sole director.

4.

On execution of the amended and restated letter agreement, Paltar was to transfer to our company all of the issued and outstanding shares of Officer Petroleum Pty. Ltd. in consideration for our assumption of an outstanding debt in the amount of AUD$204,000 (approximately $155,520) due to John Hislop, our President and sole director.  Officer Petroleum Pty. Ltd. owns record title to Exploration Permit 468, covering prospective land in Western Australia.

5.

At or after closing, we will be required to pay to Paltar the sum of AUD$765,675 (approximately $583,720) and issue two promissory notes.  The first of these promissory notes will be a one year note in the amount of US$2,500,000; the second will be a three year note in the amount of US$10,000,000.  These promissory notes are to provide that they will be repaid out of proceeds raised by our company in public or private offerings, joint ventures, farm-ins or other similar arrangements;

6.

At closing, we are to issue 600,000,000 restricted common shares to Paltar – these shares will be subject to resale restrictions imposed by applicable law and a three (3) year lockup agreement;

7.

Prior to closing, we were required to settle approximately $1,340,000 of debt owed to John Hislop for common shares at a price of $0.01 per share.  We settled this debt pursuant to an agreement dated April 21, 2015 and issued 134,000,000 of our common shares to Mr. Hislop on April 23, 2015;

8.

The asset purchase is subject to due diligence (by both parties), board and Paltar shareholder approval and other matters contemplated by the Letter Agreement.  Paltar’s shareholders approved the transaction on February 27, 2015;

9.

After the closing of the asset purchase, we have agreed that we will register for resale up to 145,000,000 common shares of Nation beneficially owned by Mr. Hislop.

The amended and restated letter agreement provided for a closing no later than April 15, 2015, but it has not yet closed, primarily because we continue to discuss structure and the need for government approval of any transfer of the Australian exploration permits.

On April 29, 2015, the Company amended the amended and restated letter agreement to extend the closing date to July 15, 2015 as well as the maturity dates of the two promissory notes referred to in paragraph 1 and the promissory note referred to in sections 6 and 7 of the Amended and Restated Letter Agreement to July 31, 2015.

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

At March 31, 2015 and 2014, there were no options outstanding.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2015		2014
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2015		2014
Deferred tax assets:
Net operating loss carryforwards		$1,957,000		$1,910,000
Less valuation allowance		(1,957,000)		(1,910,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carry-forwards of approximately $5,755,000 will expire through 2033.  The deferred tax asset has been fully reserved at March 31, 2015.  The change in the valuation allowance during the year ended March 31, 2015 was $47,000.

In December 2013, the Company received a letter from the Department of the Treasury, Internal Revenue Service (“IRS”) charging a penalty of $10,000 under Section 6038A of the Internal Revenue Code for failure to provide information with respect to certain foreign-owned US Corporations on Form 5472. In January 2014, the Company responded to the IRS and requested an abatement of the penalties assessed. In April 2014, the Company received another letter from the IRS requesting additional information in order to consider our request for penalty adjustment. No accrual was made at March 31, 2015 and, to date, this matter remains unresolved.

Note 6.  Related Party Transactions

(a) Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $42,000 for the years ended March 31, 2015 and 2014.

(b) Loans Payable - Related Party

The Company entered into loan agreements with Caravel Management Corp. and John Hislop in 2003 and 2004 to fund operations.  Caravel is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer. The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, the Company consolidated and restructured the loans.  As part of the restructuring, the Company borrowed an additional C$250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As of March 31, 2015, the principal balance of the loan was $872,936 and accrued interest payable of $285,146.

On July 18, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for $50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of March 31, 2015, the principal balance of the loan was $50,000 and accrued interest payable of $5,281.

On September 2, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$20,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of March 31, 2015, the principal balance of the loan was $15,790 and accrued interest payable of $1,441.

On January 29, 2015, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on January 29, 2017. As of March 31, 2015, the principal balance of the loan was $39,475 and accrued interest payable of $990.

Note 7.  Subsequent Events

On April 21, 2015, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. John Hislop whereby the Company settled a portion of the indebtedness owed to Mr. Hislop in the amount of $1,340,000 by allotting and issuing to Mr. Hislop 134,000,000 shares of the common stock of the Company at a deemed price of $0.01 per share. The shares were issued on April 23, 2015.

On April 29, 2015, we amended our Amended and Restated Letter Agreement dated November 27, 2014 (the “Amended and Restated Letter Agreement”) with Paltar Petroleum Limited (“Paltar”) regarding the transfer and sale by Paltar of certain Australian oil and gas permit and application assets.

Among other things, the amendment extends:

1.

the closing date to July 15, 2015;

2.

the maturity date of the two promissory notes referred to in paragraph 1 of the Amended and Restated Letter Agreement (being a promissory note in the amount of $172,040 and a promissory note in the amount of $127,960, both dated October 11, 2013) to July 31, 2015; and

3.

the maturity date of the promissory note referred to in sections 6 and 7 of the Amended and Restated Agreement to July 31, 2015.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act of 1934, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2015, including the remedial actions discussed below, we have concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2015.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2015, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.

Lack of a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of one director.  As a publicly-traded company, we strive to have a majority of our board of directors be independent;

ii.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

iii.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	62	June 4, 1999

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

John R. Hislop, chairman of the board, president, chief executive officer, chief financial officer, secretary and director

Mr. Hislop has been the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  Mr. Hislop is currently serving as a Director and/or Officer on the following company: Director of XXL Energy Corp. (formerly Exxel Energy Corp.) since October 15, 2001, Chairman of the Board of XXL Energy Corp. (formerly Exxel Energy Corp.) since July 27, 2006, President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) since December 31, 2008.  In the past five years, Mr. Hislop has also served as a director of the following companies: formerly a Director of Patriot Petroleum Corp. from April 7, 1999 to February 16, 2011 (Mr. Hislop also served as President and Chief Executive Officer of Patriot Petroleum Corp. from October 22, 2003 to November 26, 2010); and formerly a Director of Q Investments Ltd., (formerly Cubix Investments Ltd.), an investment holding company for various public oil and gas companies, from February 1994 to December 2014.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

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

Family Relationships

None.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB filed on July 15, 2004.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Nation Energy Inc., RPO Box 60610 Granville Park, Vancouver, British Columbia, V6H 4B9.

Stockholder Communications with Our Board of Directors

We do not have a formal procedure for stockholder communication with our board of directors.  In general, our board and executive officer are accessible by telephone or mail.  During the year ended March 31, 2015 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the best of our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended March 31, 2015, all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with other than as disclosed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John R Hislop	11(1)	41(1)	Nil
Privateer Capital Corp.	2	24	Nil

(1) Includes joint/group filings made by Jayco Investments Inc., Sextan Capital and Q Investments Ltd. John Hislop is the sole shareholder of Jayco Investments Inc., the sole director and officer of Sextan Capital and a former director and shareholder of Q Investments Ltd. Sextan Capital is a wholly owned subsidiary of Q Investments Ltd.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our president and chief executive officer during the last two fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last complete fiscal year.

SUMMARY COMPENSATION TABLE - YEARS ENDED MARCH 31, 2015 AND 2014
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Hislop President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$42,000(1) $42,000(1)	$42,000 $42,000

(1) Effective November 1, 2010 the Company signed a management agreement for $3,500 per month.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

Employment or Consulting Agreements

Other than as described below, we have not entered into any employment or consulting agreements with any of our current officers or directors.

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

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any unexercised options or stock awards that had not vested or equity incentive plan awards as of March 31, 2015.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2015.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 3, 2015, there were 150,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)(2)
Common	John Hislop P.O. Box 7814 Ringwood, UK BH24 9FF	145,403,500 Direct	96.92%
Common	All Directors and Officers as a class	145,403,500	96.92%
5% Stockholders
Common	John Hislop P.O. Box 7814 Ringwood, UK BH24 9FF	145,403,500 Direct	96.92%

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

(2)

The percentage of class is based on 150,020,000 shares of common stock issued and outstanding as of June 3, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as otherwise indicated below, since April 1, 2013, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any of our directors or officers;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We receive administrative services and back office support under a formal written management services agreement with Caravel Management Corp. Caravel is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  Effective November 1, 2010, the company revised its agreement with Caravel to provide management services for $3,500 per month.  The agreement with Caravel is on a month to month basis. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement for the years ended March 31, 2015 and 2014 were $42,000 both years.

The Company entered into loan agreements with Caravel Management Corp. and John Hislop in 2003 and 2004 to fund operations. Caravel is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer. The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, the Company consolidated and restructured the loans.  As part of the restructuring, the Company borrowed an additional C$250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As of March 31, 2015, the principal balance of the loan was $632,571 and accrued interest payable of $525,510.

On July 18, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for $50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of March 31, 2015, the principal balance of the loan was $50,000 and accrued interest payable of $5,281.

On September 2, 2014, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$20,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of March 31, 2015, the principal balance of the loan was $15,790 and accrued interest payable of $1,441.

On January 29, 2015, the Company entered into a promissory note with the Company’s sole officer and director, John Hislop (“Lender”) for C$50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on January 29, 2017. As of March 31, 2015, the principal balance of the loan was $39,475 and accrued interest payable of $990.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by StarkSchenkein, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2015 and 2014 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit Fees*	$25,500	$24,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$2,250	$1,600
All Other Fees	$960	$Nil
Total	$28,710	$26,100

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by StarkSchenkein LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining StarkSchenkein LLP as auditors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number and Description

(3)

Articles of Incorporation/Bylaws

3.1

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.2

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.3

Amended & Restated Bylaws (Wyoming) (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003)

3.4

Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2010).

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

10.2

Demand Promissory Note issued to Caravel Management Corp. and John Hislop, dated March 31, 2006 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2010).

10.3

Management Services Agreement dated November 1, 2010 between Nation Energy Inc. and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 2, 2010).

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

10.6*

Promissory Note issued to John Hislop, dated July 18, 2014.

10.7*

Promissory Note issued to John Hislop, dated September 2, 2014.

10.8

Amended and Restated Agreement with Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014).

10.9

Debt Settlement Agreement with John Hislop dated April 21, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2015).

10.10*

Promissory Note issued to John Hislop, dated January 29, 2015

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

(32)

Section 906 Certifications

32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002.

(99)

Additional Exhibits

99.1

Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2011).

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

NATION ENERGY INC.

By: "/s/John Hislop"

John Hislop - President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: "/s/John Hislop"

John Hislop - President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 3, 2015

Exhibit 31.1

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

Date: June 3, 2015

"/s/John Hislop"

John Hislop

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2015 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated:  June 3, 2015

"/s/John Hislop

John Hislop

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)