Form 10-Q
period 2015-06-30
NATION ENERGY INC
filed 2015-08-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  150,020,000 common shares issued and outstanding as of August 14, 2015.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheets as of June 30, 2015 (unaudited) and March 31, 2015.

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2015 and 2014 (unaudited)

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2015 and 2014 (unaudited)

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

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2015 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ 10,580	$ 47,479
Total current assets	10,580	47,479

Total assets	$ 10,580	$ 47,479

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 19,948	$ 12,282
Accounts payable and accrued expenses - related party	800,054	774,456
Loans payable - related party, current	917,654	872,936
Total current liabilities	1,737,656	1,659,674

Long term liabilities
Loans payable - related party, noncurrent	117,719	112,977
Total liabilities	1,855,375	1,772,651
Stockholders' (deficit)
Common stock, no par value; 100,000,000	$ 16,020	$ 16,020
shares authorized; 16,020,000 shares issued
and outstanding
Additional paid-in capital	6,868,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(1,882,788)	(1,785,225)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(6,693)	15,367
Total stockholders' (deficit)	(1,844,795)	(1,725,172)

Total liabilities and stockholders' (deficit)	$ 10,580	$ 47,479

The accompanying notes are an integral part of these financial statements
F-1

Nation Energy, Inc.
Condensed Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2015	2014

Revenue:	$ -	$ -
Direct expenses:
Royalties	-	-
Operating	-	-

Operating income	-	-

General and administrative expenses	49,170	28,349

Income (loss) before other income (expense)	(49,170)	(28,349)

Other income (expense):
Interest (expense)	(48,393)	(46,975)
Total other (expense)	(48,393)	(46,975)

Net loss	(97,563)	(75,324)

Foreign currency translation gain (loss)	(22,060)	(30,768)

Comprehensive loss	$ (119,623)	$ (106,092)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	16,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.007)	$ (0.007)

The accompanying notes are an integral part of these financial statements
F-2

Nation Energy, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$ (97,563)	$ (75,324)
Adjustments to reconcile net loss to net cash
proived by (used in) operating activities:
Changes in working capital:
Increase (decrease) in accounts payable	7,666	13,000
Increase in accounts payable - related party	75,058	88,687
Net cash (used in) operating activities	(14,839)	26,363

Cash flows from financing activities:
Proceeds from loan payable - related party	-	4,662
Net cash provided by financing activities	-	4,662

Effect of currency rate change (loss)	(22,060)	(30,768)

Net increase (decrease) in cash	(36,899)	257

Beginning balance, cash	47,479	2,749

Ending balance, cash	$ 10,580	$ 3,006

The accompanying notes are an integral part of these financial statements
F-3

Nation Energy Inc.

Notes to Condensed Unaudited Interim Financial Statements

June 30, 2015

Note 1.  Basis of Presentation

The accompanying condensed unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2015 (“The Annual Report”).

The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada. Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and began to review other prospects. On October 11, 2013, the Company entered into a letter agreement with Paltar Petroleum Limited (“Paltar”), an Australian company, pursuant to which the Company agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, the Company amended this letter agreement and, on November 27, 2014 and April 29, 2015, the parties amended and restated the letter agreement to add additional exploration properties and provide for new closing terms and to extend closing date and maturities dates of promissory notes, respectively.  On June 13, 2015, the parties entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

On June 19, 2015, the Company registered a wholly-owned subsidiary in Australia, Nation Energy (Australia) PTY Ltd. (“Nation Australia”).

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a deficit of ($6,839,714) and a deficit accumulated during the development stage of ($1,882,788).

Note 2.  Recent Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. The Company regularly reviews all new pronouncements that have been issued to determine their impact, if any, on its financial statements.

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

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as start-up companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 effective the quarter ended September 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No. 2015-01 eliminates the concept of extraordinary items.  Management does not anticipate that this accounting pronouncement will have any material future effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU is effective for annual and interim periods beginning after December 15, 2015. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Management does not anticipate that this accounting pronouncement will have a material future effect on the Company’s consolidated financial statements.

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($1,882,788) during the development stage. The Company has working capital and stockholders’ (deficits) of ($1,727,076) at June 30, 2015, and working capital and stockholders’ (deficits) of ($1,612,195) at March 31, 2015. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4.  Net (Loss) Per Share

Basic (loss) per common share calculations are determined by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted (loss) per common share calculations are determined by dividing net (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Note 5.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis. On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month. Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $10,500 for the three months ended June 30, 2015 and 2014.

The Company entered into loan agreements with Caravel and John Hislop in 2003 and 2004 to fund operations. Caravel is a private management company that is wholly-owned by John Hislop, the Company’s chairman, president, chief executive officer, secretary and chief financial officer. The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, the Company consolidated and restructured the loans. As part of the restructuring, the Company borrowed an additional C$250,000 (US $203,932). The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As of June 30, 2015, the principal balance of the loan was $833,639 and accrued interest payable of $297,377.

On July 18, 2014, the Company entered into a promissory note with its sole officer and director, John Hislop for US$50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of June 30, 2015, the principal balance of the loan was $50,000 and accrued interest payable of $7,152.

On September 2, 2014, the Company entered into a promissory note with its sole officer and director, John Hislop for C$20,000 (US$16,012). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of June 30, 2015, the principal balance of the loan was $16,012 and accrued interest payable of $2,040.

On January 29, 2015, the Company entered into a promissory note with its sole officer and director, John Hislop (“Lender”) for C$50,000 (US$40,030). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on January 29, 2017. As of June 30, 2015, the principal balance of the loan was $40,030 and accrued interest payable of $2,487.

On April 21, 2015, the Company entered into a debt settlement and subscription agreement with its sole officer and director, John Hislop whereby the Company agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of common stock of the Company at a deemed price of $0.01 per share.  On April 24, 2015, the Company announced that it had issued 134,000,000 shares of its common stock at a deemed price of $0.01 per share to Mr. Hislop, and it filed a copy of the debt settlement and subscription agreement with Mr. Hislop on EDGAR under cover of a Form 8-K.  However, due to a technical flaw in the process of adopting the amendment to its Articles of Incorporation (announced on February 3, 2014), the Company was only authorized to issue 100,000,000 shares of its common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void and, as of June 30, 2015, the debt settlement agreement had not closed.  On June 29, 2015, the Company sent to its shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting the Company proposed to rectify the technical flaw in its earlier effort to increase its authorized capital.  On July 28, 2015, the Company closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement immediately following shareholder approval of the increase in its authorized capital on July 23, 2015.

Note 6.   Subsequent Events

On June 13, 2015, we entered into a second amended and restated agreement with Paltar Petroleum Limited, replacing in its entirety the amended and restated agreement dated November 27, 2014.  The second amended and restated agreement provides that on June 26, 2015 and under seven separate Earning Agreements, Paltar will farm out three specific graticular blocks in each of the six petroleum exploration permits identified in the Agreement and will cause Officer Petroleum Pty Ltd., a wholly-owned Australian subsidiary of Paltar, to farm out forty blocks in Exploration Permit 468 (“EP 468”) in exchange for our company’s (i) issuance of an aggregate 600 million shares of common stock to Paltar, with an agreed value of US$.0333 per share, on the second business day following a meeting of our shareholders to amend and restate our company’s Articles of Incorporation, and (ii) payment to Paltar of an aggregate AUD$5,315,000 by December 31, 2015.  This amendment required approval from shareholders to increase the authorized shares and this transaction. The second amended and restated agreement further provides that each earning agreement will require that Nation Australia Pty Ltd., a wholly-owned Australian subsidiary of our company, perform all necessary work and make all necessary expenditures to keep each concerned exploration permit in full force and effect until production licenses have been granted covering the blocks identified in that permit, although Nation Australia may voluntarily terminate the earning agreement and surrender any further earning rights after the end of three permit years.  The second amended and restated agreement further provides that upon issuance of a production license covering one of the blocks, Paltar (or, if applicable, Officer Petroleum) will assign its interest in such license, insofar as it covers the block, to Nation Australia.

On July 22, 2015, the Company held an annual and special meeting of shareholders. All of the resolutions were approved and each of the Company’s four nominees was elected to its Board of Directors.

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

The material assumptions supporting these forward-looking statements include, among other things:

·

our ability to obtain necessary financing on acceptable terms;

·

retention of skilled personnel;

·

the timely receipt of required regulatory approvals;

·

continuation of current tax and regulatory regimes;

·

current exchange and interest rates; and

·

general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" of the annual report on Form 10-K for the year ended March 31, 2015 and the risks set out below, any of which may cause our company’s or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

·

our ability to establish or find resources or reserves;

·

liabilities inherent in natural gas and crude oil operations;

·

uncertainties associated with estimating natural gas and crude oil resources or reserves;

·

geological, technical, drilling and processing problems;

·

competition for, among other things, capital, resources, undeveloped lands and skilled personnel;

·

assessments of the acquisitions;

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

·

risks related to tax assessments;

·

political and regulatory risks associated with oil and gas exploration;

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

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. We filed a copy of this second amended and restated letter agreement as an exhibit to our Form 8K filed on EDGAR June 18, 2015.

On June 19, 2015, the Company registered a wholly-owned subsidiary in Australia, Nation Energy (Australia) PTY Ltd. (“Nation Australia”).

The second amended and restated agreement provides that on June 26, 2015 and under seven separate Earning Agreements, Paltar will farm out three specific graticular blocks in each of the six petroleum exploration permits identified in the Agreement and will cause Officer Petroleum Pty Ltd., a wholly-owned Australian subsidiary of Paltar, to farm out forty blocks in Exploration Permit 468 (“EP 468”) in exchange for our company’s (i) issuance of an aggregate 600 million shares of common stock to Paltar, with an agreed value of US$.0333 per share, on the second business day following a meeting of our shareholders to amend and restate our company’s Articles of Incorporation, and (ii) payment to Paltar of an aggregate AUD$5,315,000 by December 31, 2015.  The second amended and restated agreement further provides that each earning agreement will require that Nation Australia, a wholly-owned Australian subsidiary of our company, perform all necessary work and make all necessary expenditures to keep each concerned exploration permit in full force and effect until production licenses have been granted covering the blocks identified in that permit, although Nation Australia may voluntarily terminate the earning agreement and surrender any further earning rights after the end of three permit years.  The second amended and restated agreement further provides that upon issuance of a production license covering one of the blocks, Paltar (or, if applicable, Officer Petroleum) will assign its interest in such license, insofar as it covers the block, to Nation Australia.

Pursuant to the second amended and restated agreement, Paltar and John Hislop, our company’s major shareholder, a director and its only officer, agreed to use commercially reasonable efforts to enter into a shareholder agreement which will include a covenant that Paltar and Mr. Hislop will each vote their shares of our company to increase the number of our directors to five and, for five years after the 600,000,000 shares are issued to Paltar as contemplated in the second amended and restated agreement, to elect Mr. Hislop (or his nominee), Darrel Causbrook, David Siegel, and Marc Bruner, Paltar’s director, officer and major shareholder (or such other nominees as Paltar may nominate from time-to-time), and one other person as members of our company’s board of directors.

Pursuant to the second amended and restated agreement, Paltar has also agreed to a lockup of the 600,000,000 shares of our company issued to it such that none may be sold for three years after issuance, except as may be otherwise permitted by resolution of our board of directors (from which vote Paltar’s nominees to our board of directors will abstain).  If any of these shares are transferred by Paltar to Marc Bruner, they will be locked up for an additional 2 years (for a total of 5 years from the date of issuance).

The second amended and restated agreement also provides that on the earn-In closing date, Paltar will grant to Nation Australia an indivisible option, exercisable in the sole discretion of Nation Australia at any time before July 31, 2018, to purchase (i) all of Paltar’s interest in the oil and gas exploration permits to be farmed out under the second amended and restated agreement and various applications for exploration permits listed in the second amended and restated agreement (including the right to exploration permits when applications for such permits are granted) and (ii) all of the outstanding securities of Officer Petroleum for an aggregate cash purchase price of AUD$10,000,000 (US$7,376,088).

The full text of the Agreement has been filed on EDGAR and SEDAR.

We currently have no business and operate as a shell company.  In addition to our efforts to complete the transactions contemplated in the second amended and restated agreement with Paltar Petroleum, we continue to evaluate the merits of other opportunities in the resource sector.

Cash Requirements During the Next Twelve Months

Over the next twelve months, we intend to use funds to evaluate new business acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$60,000

Professional Fees	150,000

Paltar Transaction	3,900,000

Total	$4,110,000

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

Disclosure of Outstanding Share Data

As of August 14, 2015, we had 150,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended June 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2015, which are included herein.

Our operating results for the three months ended June 30, 2015, for the three months ended June 30, 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Difference Increase/(Decrease) %
General and administrative	$49,170	$28,349	73%
Interest expense	$48,393	$46,975	3%
Net (loss)	$(97,563)	$(75,324)	30%

We generated a net (loss) of $(97,563) for the three months ended June 30, 2015 compared to a net (loss) of $(75,324) for the three months ended June 30, 2014.  This increased loss is primarily due to increased interest expenses on the loans from Mr. Hislop and increased legal fees relating to the Paltar transaction. Net (loss) per common share for the three months ended June 30, 2015 was ($0.007) compared to ($0.007) per common share for the three months ended June 30, 2014.  General and administrative expenses increased to $49,170 during the three months ended June 30, 2015 from $28,349 during the three months ended June 30, 2014. This increase is primarily due to increased legal fees pertaining to the second amended and restated agreement with Paltar Petroleum.  Legal fees were $24,387 for the three months ended June 30, 2015 compared to $2,117 for the same three month period in 2014.

Interest expense for the three months ended June 30, 2015 totaled $48,393 compared to $46,975 for the three months ended June 30, 2014.

We reported a foreign currency translation loss of $22,060 for the three months ended June 30, 2015 compared to a loss of $30,768 for the three months ended June 30, 2014.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar at June 30, 2015 was C$0.8006 to US$1.00 compared to C$0.9372 to US$1.00 at June 30, 2014.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$238	$211	13%
Legal fees	$24,387	$2,117	1,052%
Transfer Agent & Filing Fees	$7,545	$10,020	(25)%
Accounting	$6,500	$5,500	18%
Total Expenses	$49,170	$28,349	73%

General and administrative expenses increased to $49,170 in the three month period ended June 30, 2015 from $28,349 in the three month period ended June 30, 2014.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $238 in the three month period ended June 30, 2015 from $211. Legal fees increased to $24,387 in the three month period ended June 30, 2015 from $2,117 in the three month period ended June 30, 2014 due primarily to legal fees relating to the second amended and restated agreement with Paltar Petroleum.  Filing fees and transfer agent fees decreased to $7,545 in the three month period ended June 30, 2015 compared to $10,020 in the three month period ended June 30, 2014.  This decrease is a result of reduced annual fees of $7,500 from the OTC Market Group compared to $10,000 in the previous year. Accounting fees increased to $6,500 from $5,500 in the comparative three month period.

Liquidity and Financial Condition

Working Capital

	June 30, 2015	March 31, 2015
Current Assets	$10,580	$47,479
Current Liabilities	$1,737,656	$1,659,674
Working Capital (Deficiency)	($1,727,076)	($1,612,195)

Cash Flows

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash flows provided by (used in) Operating Activities	$(14,879)	$26,363
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$Nil	$4,662
Effect of exchange rate changes on cash	$(22,060)	$(30,768)
Net increase (decrease) in cash	$(36,899)	$257

Operating Activities

Net cash (used in) operating activities was $(14,879) for the three months ended June 30, 2015 compared with net cash provided by (used in) operating activities of $26,363 for the same period in 2014.  The decrease in cash (used in) operating activities is mainly attributed to the increased net loss at June 30, 2015 of $(97,563) compared to $(75,324) at June 30, 2014.

Investing Activities

Net cash provided by investing activities amounted to $Nil for the three months ended June 30, 2015 and 2014.

Financing Activities

Net cash provided by financing activities amounted to $Nil  in the three month period ended June 30, 2015 compared to $4,662 in the three month period ended June 30, 2014. This decrease in financing activities is due to no funds being loaned to the Company in the 3 months ended June 30, 2015.

Loans Payable

The Company entered into loan agreements with Caravel and John Hislop in 2003 and 2004 to fund operations. Caravel is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer. The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured the loans. As part of the restructuring, we borrowed an additional C$250,000 (US $203,932).  The new loan bears interest at 15% per annum, calculated and compounded monthly and is payable quarterly. Any principal amount outstanding under the loan is payable upon demand.  The loan is payable in Canadian dollars and is secured by a Promissory Note. As of June 30, 2015, the principal balance of the loan was $833,639 and accrued interest payable of $297,377.

On July 18, 2014, we entered into a promissory note with our sole officer and director, John Hislop, for $50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective July 18, 2014. The principal sum and all accrued and unpaid interest will become due and payable on July 18, 2016. As of June 30, 2015, the principal balance of the loan was $50,000 and accrued interest payable of $7,151.

On September 2, 2014, we entered into a promissory note with our sole officer and director, John Hislop, for C$20,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 2, 2014. The principal sum and all accrued and unpaid interest will become due and payable on September 2, 2016. As of June 30, 2015, the principal balance of the loan was $16,012 and accrued interest payable of $2,040.

On January 29, 2015, we entered into a promissory note with our sole officer and director, John Hislop, for C$50,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective January 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on January 29, 2017. As of June 30, 2015, the principal balance of the loan was $40,030 and accrued interest payable of $2,487.

On April 21, 2015, the Company entered into a debt settlement and subscription agreement with its sole officer and director, John Hislop whereby the Company agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of common stock of the Company at a deemed price of $0.01 per share. On April 24, 2015, the Company announced that it had issued 134,000,000 shares of its common stock at a deemed price of $0.01 per share to Mr. Hislop, and it filed a copy of the debt settlement and subscription agreement with Mr. Hislop on EDGAR under cover of a Form 8-K.  However, due to a technical flaw in the process of adopting the amendment to its Articles of Incorporation (announced on February 3, 2014), the Company was only authorized to issue 100,000,000 shares of its common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void and, as of June 30, 2015, the debt settlement agreement had not closed.  On June 29, 2015, the Company sent to its shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting the Company proposed to rectify the technical flaw in its earlier effort to increase its authorized capital.  On July 28, 2015, the Company closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement immediately following shareholder approval of the increase in its authorized capital on July 23, 2015.

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

Net cash (used in) operating activities in the three months ended June 30, 2015 totaled $(14,839) versus net cash provided by operating activities of $26,363 in the three months ended June 30, 2014.  Cash balances were $10,580 and $3,006 as of June 30, 2015 and 2014, respectively. Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have a limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition. Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of June 30, 2015, we had cash of $10,580. We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by our second amended and restated agreement with Paltar Petroleum. We anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4 . CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:

1.

Lack of a sufficient number of independent directors for our board and audit committee. As of June 30, 2015, we had no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

2.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

As part of our effort to remediate these deficiencies, on July 22, 2015, we held our annual and special meeting of shareholders. The shareholders elected John R. Hislop, David N. Siegel, Darrel J. Causbrook and Marc A. Bruner as directors. David N. Siegel, Darrel J. Causbrook and Marc A. Bruner are independent directors.

In addition, subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this report. Such remediation activities include the following:

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number and Description

(3)

Articles of Incorporation/Bylaws

3.1

Certificate of Merger (Delaware) effective June 12, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.2

Certificate of Merger (Wyoming) effective June 13, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003)

3.3

Amended & Restated Bylaws (Wyoming) (incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003)

3.4

Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on August 13, 2010)

3.5

Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Wyoming on August 3, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).

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

10.6

Promissory Note issued to John Hislop, dated July 18, 2014 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.7

Promissory Note issued to John Hislop, dated September 2, 2014 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

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

10.10

Promissory Note issued to John Hislop, dated January 29, 2015 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.11

Second Amended and Restated Agreement with Paltar Petroleum Limited dated June 13, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

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

101.LAB*

XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*

XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATION ENERGY INC.

By: “/s/ John R. Hislop”

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2015

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR 15d-14(a) UNDER THE SECURITIES EXHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, certify that:

1)

I have reviewed this Quarterly Report on Form 10-Q of Nation Energy Inc.

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

Date:  August 14, 2015

“/s/ John Hislop”

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended June 30, 2015 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: August 14, 2015

“/s/ John Hislop”

John Hislop

President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)