Form 10-Q
period 2015-09-30
NATION ENERGY INC
filed 2015-11-13
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ X ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  150,020,000 common shares issued and outstanding as of November 13, 2015.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and March 31, 2015.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2015 and 2014 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2015 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ 3,789	$ 47,479
Total current assets	3,789	47,479

Non-current assets:
Petroleum and natural gas interests	26,894,148	-
Total non-current assets	26,894,148	$ -

Total assets	$ 26,897,937	$ 47,479

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 304,291	$ 12,282
Accounts payable and accrued expenses - related party	6,796,561	774,456
Loans payable - related party, current	15,154	872,936
Total current liabilities	7,116,006	1,659,674

Long term liabilities
Loans payable - related party, noncurrent	596,199	112,977
	7,712,205	1,772,651
Stockholders' (deficit)
Common stock, no par value; 5,000,000,000	$ 1,356,020	$ 16,020
shares authorized; 150,020,000 shares issued
and outstanding
Obligation to issue shares	20,000,000	-
Additional paid-in capital	10,218,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(5,580,953)	(1,785,225)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	31,999	15,367
Total stockholders' (deficit)	19,185,732	(1,725,172)

Total liabilities and stockholders' (deficit)	$ 26,897,937	$ 47,479

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-

Operating income	-	-	-	-

General and administrative expenses	329,719	46,095	378,889	74,444

Income (loss) before other income (expense)	(329,719)	(46,095)	(378,889)	(74,444)

Other income (expense):
(Loss) on extinguishment of debt	(3,350,000)	-	(3,350,000)	-
Interest (expense)	(18,446)	(51,208)	(66,839)	(98,183)
Total other income	(3,368,446)	(51,208)	(3,416,839)	(98,183)

Net loss	(3,698,165)	(97,303)	(3,795,728)	(172,627)

Foreign currency translation gain (loss)	54,059	56,069	31,999	25,301

Comprehensive loss	$(3,644,106)	$ (41,234)	$(3,763,729)	$ (147,326)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	150,020,000	16,020,000	150,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.024)	$ (0.003)	$ (0.025)	$ (0.009)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$ (3,795,728)	$ (172,627)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on extinguishment of debt	$ 3,350,000	$ -
Changes in working capital:
Increase (decrease) in accounts payable	292,009	6,004
Increase in accounts payable - related party	(517,754)	107,015
Net cash (used in) operating activities	(671,473)	(59,608)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable - related party	611,151	67,858
Net cash provided by financing activities	611,151	67,858

Effect of currency rate change (loss)	16,632	25,301

Net increase (decrease) in cash	(43,690)	33,551

Beginning balance, cash	47,479	2,749

Ending balance, cash	$ 3,789	$ 36,300

Share issuance for debt settlement	$ 1,340,000	-
Obligation to issue shares	20,000,000	-
Petroleum and natural gas interests	26,894,148	-
Net noncash investing activities	48,234,148	-

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

Notes to Condensed Consolidated Unaudited Interim Financial Statements

September 30, 2015

Note 1.  Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2015 (“The Annual Report”).

The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada.  Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and began to review other prospects. On October 11, 2013, the Company entered into a letter agreement with Paltar Petroleum Limited (“Paltar”), an Australian company, pursuant to which the Company agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, the Company amended this letter agreement and, on November 27, 2014 and April 29, 2015, the parties amended and restated the letter agreement to add additional exploration properties and provide for new closing terms and to extend the closing date and maturity dates of certain promissory notes, respectively.  On June 13, 2015, the parties entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 30, 2015, the Company entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement, Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and the Company’s wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

On June 19, 2015, the Company registered a wholly-owned subsidiary in Australia, Nation Energy (Australia) PTY Ltd. (“Nation Australia”).

On July 6, 2015, the Company registered a wholly-owned subsidiary in Delaware, USA, Nation GP, LLC (“Nation GP”), a Delaware limited liability company.

On July 6, 2015, the Company registered a wholly-owned subsidiary in Delaware, USA, Nation SLP, LLC (“Nation SLP”), a Delaware limited liability company.

On July 8, 2015, the Company formed Paltar Nation Limited Partnership (“Paltar Nation”), a Delaware limited partnership between Nation GP, as the general partner of the partnership and Nation SLP as the limited partner.

Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. owns 100% of the membership interests in Nation GP, LLC and Nation SLP, LLC.

Nation Energy Inc. formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 1,470,500 acres of certain Australian exploration permits.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a deficit of ($6,839,714) and a deficit accumulated during the development stage of ($5,580,953).

Note 2.  Recent Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. The Company regularly reviews all new pronouncements that have been issued to determine their impact, if any, on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, ”Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09. The amendment defers the effective date of ASU No. 2015-14 by one year. The new standard is effective for the Company on December 15, 2018.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-02 amends the analysis required by a reporting entity to determine if it should consolidate certain types of legal entities. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($5,580,953) during the development stage. The Company has working capital and stockholders’ equity (deficits) of ($7,112,217) at September 30, 2015, and working capital and stockholders’ equity (deficits) of ($1,612,195) at March 31, 2015. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $21,000 for the six months ended September 30, 2015 and 2014.

The Company entered into loan agreements with Caravel and John Hislop in 2003 and 2004 to fund operations.  Caravel is a private management company that is wholly-owned by John Hislop, the Company’s chief financial officer and director. The terms of these loan agreements provided that any principal amount outstanding was payable upon demand and bore interest at 15% per annum, payable quarterly. On March 31, 2006, the Company consolidated and restructured the loans.  As part of the restructuring, the Company borrowed an additional C$250,000 (US $203,932).  The new loan bore interest at 15% per annum, calculated and compounded monthly and payable quarterly. Any principal amount outstanding under the loan was payable upon demand.  The loan was payable in Canadian dollars and was secured by a Promissory Note. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $1,108,165 were settled in full as part of the debt settlement agreement described below.

On July 18, 2014, the Company entered into a promissory note with an officer and director, John Hislop for US$50,000. The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective July 18, 2014. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $ 57,726 were settled in full as part of the debt settlement agreement described below.

On September 2, 2014, the Company entered into a promissory note with an officer and director, John Hislop for C$20,000 (US$16,012). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 2, 2014. As of July 28 2015, the principal balance of the loan and accrued interest payable totalling $17,690 were settled in full as part of the debt settlement agreement described below.

On January 29, 2015, the Company entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$50,000 (US$40,030). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $41,612 were settled in full as part of the debt settlement agreement described below.

On April 21, 2015, the Company entered into a debt settlement and subscription agreement with its chief financial officer and director, John Hislop whereby the Company agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of common stock of the Company at a deemed price of $0.01 per share.  On April 24, 2015, the Company announced that it had issued 134,000,000 shares of its common stock at a deemed price of $0.01 per share to Mr. Hislop.  However, due to a technical flaw in the process of adopting the amendment to its Articles of Incorporation (announced on February 3, 2014), the Company was only authorized to issue 100,000,000 shares of its common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void.  On June 29, 2015, the Company sent to its shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting the Company proposed to rectify the technical flaw in its earlier effort to increase its authorized capital.  On July 28, 2015, we closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement which settled a debt to Mr. Hislop equal to $1,340,000 immediately following shareholder approval of the increase in our authorized capital on July 23, 2015. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000.

As of August 4, 2015, Paltar Nation entered into a secured convertible note purchase agreement with David N. Siegel Family Trust 2015, pursuant to which Paltar Nation sold a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the secured convertible note purchase agreement, or (b) Wotan Group Limited, an Australian limited company, of the pledge agreement, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

David N. Siegel Family Trust 2015 is a trust controlled by David N. Siegel, Chairman of the Board and a director of Nation Energy Inc.  Wotan Group Limited is a company owned and controlled by Marc A. Bruner, President, Chief Executive Officer and a director of Nation Energy Inc.

As of September 30, 2015, the principal balance of the loan was $584,000 and accrued interest payable of $9,120.

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Family Trust 2015) on or before the maturity date (the “Qualified Financing”), the principal and any accrued but unpaid interest under the note will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Family Trust 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Family Trust 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited, pursuant to which Wotan Group Limited pledged to David N. Siegel Family Trust 2015 a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under the note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

On August 5, 2015, the Company entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of September 30, 2015, the principal balance of the loan was $7,436 and accrued interest payable of $230.

On August 25, 2015, the Company entered into a promissory note with an officer and director, John Hislop (“Lender”) for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of September 30, 2015, the principal balance of the loan was $10,000 and accrued interest payable of $144.

On September 10, 2015, the Company entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of September 30, 2015, the principal balance of the loan was $4,484 and accrued interest payable of $49.

On September 24, 2015, the Company entered into a promissory note with a related party, John Hislop (“Lender”) for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of September 30, 2015, the principal balance of the loan was $5,000 and accrued interest payable of $10.

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

·

conflicts of interest between Paltar Petroleum Limited and our company, including those that arise as the result of the earning agreements and the option agreement dated August 30, 2015, and those that arise as the result of our having officers and directors in common;

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

As used in this quarterly report, the terms "we", "us", "our", “Company”, and "Nation Energy" mean Nation Energy Inc., unless otherwise indicated.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Our Current Business

We currently have no business and operate as a shell company. We are in the process of evaluating the merits of joint venture opportunities in the resource sector.  As discussed in Plan of Operation, below, we identified one such opportunity in Australia, which we have been pursuing for the last few years.  Since 2013, we have focused all of our effort on refining this opportunity in Australia and moving it forward with the intent to eventually explore the acreage involved, which is located in Northern and Western Australia, for oil and gas, and to exploit any resource that we find.  Also as discussed in Plan of Operation, below, we have recently signed a series of earning agreements and an option agreement with respect to this opportunity, and we are now considering our next steps in progressing this opportunity.  We intend to focus all of our attention and resources on this opportunity for the near term, though we can offer no assurance that we will have any success in our efforts to progress it or, if we do, that we will discover any oil or gas in commercially exploitable quantities.

Plan of Operation

The following is a discussion and analysis of our plan of operation and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement.

On June 19, 2015, we registered a wholly-owned subsidiary in Australia, Nation Energy (Australia) PTY Ltd. (“Nation Australia”).

On July 6, 2015, we registered a wholly-owned subsidiary in Delaware, USA, Nation GP, LLC (“Nation GP”), a Delaware limited liability company.

On July 6, 2015, we registered a wholly-owned subsidiary in Delaware, USA, Nation SLP, LLC (“Nation SLP”), a Delaware limited liability company.

On July 8, 2015, we formed Paltar Nation Limited Partnership (“Paltar Nation”), a Delaware limited partnership between Nation GP, as the general partner of the partnership and Nation SL as the limited partner.

Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. owns 100% of the membership interests in Nation GP, LLC and Nation SLP, LLC.

Nation Energy Inc. formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 1,470,500 acres of certain Australian exploration permits.

Pursuant to the third amended and restated agreement, Paltar farmed out three specific graticular blocks in each of the six petroleum exploration permits identified in the Agreement and it caused Officer Petroleum Pty Ltd., a wholly-owned Australian subsidiary of Paltar, to farm out forty blocks in Exploration Permit 468 (“EP 468”). In addition, Paltar agreed to enter into additional earning agreements with Nation Australia on December 17, 2015 (or such other date as the parties mutually agree), in which it will farm out to Nation Australia six additional graticular blocks in EP136, three additional blocks in EP143 and 18 additional blocks in the Victoria Basin, with all of these additional blocks to be selected by Nation. These additional earning agreements are to be on terms substantially similar to the terms of the seven earning agreements entered into by the parties on August 30, 2015.

Each of the seven initial earning agreements, all of which are dated August 30, 2015, grants certain rights and imposes certain obligations on Nation Australia in respect of the blocks of land described.  In the aggregate, these blocks of land comprise 1,003,400 acres of the 8,936,800 acres covered by the seven Exploration Permits.  Each of the seven earning agreements follows one of two negotiated templates (depending on whether the underlying interest in the Exploration Permit is 100% owned by Paltar), with variations in the applicable standard form driven by the specific circumstances affecting each Exploration Permit.  Each earning agreement contains general terms and conditions, a description of the area covered a list of the encumbrances affecting the area, an amount of money to be paid by Nation Australia on or before December 31, 2015, and a commitment to pay 100% of the costs under applicable work programs and budgets.  Paltar will act as the operator subject to overall supervision by an Operating Committee comprised of one representative from each of Paltar and Nation Australia.  With respect to the earning agreements covering the Exploration Permits for which Paltar does not own a 100% interest, ownership of the Exploration Permits remains with Paltar during the term of the earning agreements, but if Paltar discovers a commercially exploitable accumulation of petroleum on any affected block it must transfer any production license granted in respect of that discovery to Nation Australia, insofar as it covers blocks subject to the earning agreement.  In connection with such transfer, Paltar is permitted to retain for itself an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license. With respect to the earning agreements covering the Exploration Permits for which Paltar owns a 100% interest, upon Nation Australia spending at least the Earning Amount specified therein in expenditure before the end of the Earning Period also specified therein, Nation Australia will acquire a beneficial interest of 25% in the underlying Exploration Permit and any production license granted in connection therewith.  If a 25% interest in a production license is acquired by Nation Australia pursuant to these earning agreements, Nation Australia may, at its option for a period of ninety days thereafter, acquire the remaining 75% interest held by Paltar in exchange for the grant of an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license.

In addition to the seven initial earning agreements, the parties entered into an option agreement dated August 30, 2015, pursuant to which Paltar granted to Nation Australia an option to purchase all of the Exploration Permits, all related business, financial, technical, geophysical, geological, geochemical and environmental information and data that Paltar has the legal right to convey, the Applications and all of the issued and outstanding shares of Officer (collectively, the “Assets”) for an exercise price of AUD$10,000,000 (approximately $7,223,844 at current exchange rates) until August 30, 2016.  In the event that Paltar and Nation Energy complete a share exchange transaction as contemplated in the Third Amended and Restated Letter Agreement, the option shall immediately terminate.  The option agreement acknowledges that the Assets are subject to the earning agreements, the Third Amended and Restated Letter Agreement, certain other agreements listed on a schedule to the option agreement, and security interests granted in favor of certain directors of our company securing indebtedness of Paltar in the aggregate amount of AUD$428,000 (approximately $299,881 at current exchange rates).

The third amended and restated agreement contemplates that, promptly following the date of the initial seven earning agreements; Nation and Paltar will endeavor to negotiate the terms of a share exchange transaction in which all of the equity interests in Paltar will be exchanged for an unspecified number of newly issued equity interests in Nation.  If a share exchange transaction has not been completed before December 17, 2015, Nation has agreed to issue to Paltar, from the Company’s treasury 600,000,000 common shares at an agreed value of $0.03 and one-third cent per share as consideration for the other transactions described in the Third Amended and Restated Letter Agreement.  All of Nation Energy’s common shares to be issued pursuant to the Agreement, whether the 600,000,000 common shares to be issued if the share exchange transaction is not completed or the common shares to be issued in the share exchange, are to be held in escrow for at least three years.  The escrow agent is to be a newly-formed Delaware limited liability company with a board of four managers.  David Siegel, Marc Bruner and John Hislop are currently directors of the Company; each will have the right to appoint one manager to the escrow agent’s board of managers.  Each of Messrs. Siegel and Bruner currently own Paltar equity, while Mr. Hislop has the right to acquire Paltar equity.  A fourth director of the Company, who has yet to be identified and appointed and who will not own any Paltar equity, is to serve as the fourth manager of the escrow agent’s board of managers.  Each of the four managers will hold one vote and Mr. Bruner or his appointee will hold a tie-breaking vote in the event of deadlock.

If a share exchange transaction is not completed before December 17, 2015, Nation has agreed to register for resale as many of the 600,000,000 common shares to be issued to Paltar, together with as many of the approximately 145,000,000 of Nation Energy’s common shares held by John Hislop, as the Securities and Exchange Commission will permit Nation Energy to register.

The Agreement also provides that Paltar, which will be the operator under the earning agreements, will have the right of first offer to provide goods, services and work to the blocks subject to the earning agreements on terms that are competitive with and comparable to those customarily available in the open market from arms-length third parties.

On September 15, 2015, Mr. Hislop resigned from the offices of President and Chief Executive Officer of our company, and he also resigned the position of Chairman of our Board of Directors.  Mr. Hislop remains a member of our Board of Directors and our Chief Financial Officer.  Also on September 15, 2015, our Board of Directors appointed David N. Siegel as its Chairman and it appointed Marc A. Bruner, one of our Directors, to the office of President and Chief Executive Officer of our company.  Mr. Bruner continues to serve as the President and is a member of the Board of Directors of Paltar Petroleum Limited

We currently have no business and operate as a shell company.  In addition to our efforts to complete the transactions contemplated in the third amended and restated agreement with Paltar Petroleum, we continue to evaluate the merits of other opportunities in the resource sector.

Cash Requirements During the Next Twelve Months

Over the next twelve months, we intend to use funds to evaluate new business acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$60,000

Professional Fees	400,000

Planned Work Permit Expenditures	20,000,000

Total	$20,460,000

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

Disclosure of Outstanding Share Data

As of November 13, 2015, we had 150,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2015, which are included herein.

Our operating results for the three months ended September 30, 2015, for the three months ended September 30, 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Difference Increase/(Decrease) %
General and administrative	$329,719	$46,095	615%
Loss on extinguishment of debt	$3,350,000	-	100%
Interest expense	$18,446	$51,208	(64%)
Net (loss)	$(3,698,446)	$(97,303)	3,701%

We generated a net (loss) of $(3,698,446) for the three months ended September 30, 2015 compared to a net (loss) of $(97,303) for the three months ended September 30, 2014.  This increased loss is primarily due to increased legal fees pertaining to the Paltar Letter Agreement and increased consulting fees for a valuation report for accounting purposes. Net (loss) per common share for the three months ended September 30, 2015 was ($0.024) compared to ($0.003) per common share for the three months ended September 30, 2014.  General and administrative expenses increased to $329,719 during the three months ended September 30, 2015 from $46,095 during the three months ended September 30, 2014. This increase is primarily due to increased legal fees of $295,977 pertaining to the Paltar Letter Agreement in the three months ended September 30, 2015 compared to $21,156 in 2014, and increased consulting fees of $11,000 for a valuation report for accounting purposes during the three months ended September 30, 2015 compared to $nil for the same three month period in 2014.

Loss on extinguishment of debt totaled $3,350,000 compared to $Nil for the three months ended September 30, 2015 and 2014 respectively. The loss was a result of the debt settlement agreement with a related party.

Interest expense for the three months ended September 30, 2015 totaled $18,446 compared to $51,208 for the three months ended September 30, 2014.  The decrease was primarily due to the debt settlement agreement that reduced the related party debt during the three months ended September 30, 2015 described below under the title “Loans Payable”.

We reported a foreign currency translation gain of $54,059 for the three months ended September 30, 2015 compared to a gain of $56,069 for the three months ended September 30, 2014.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar at September 30, 2015 was C$0.7493 to US$1.00 compared to C$0.8929 to US$1.00 at September 30, 2014.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$778	$139	459%
Consulting	$11,000	$0	100%
Legal fees	$295,977	$21,156	1,299%
Transfer Agent & Filing Fees	$6,464	$6,090	6%
Accounting	$5,000	$8,210	(39)%
Total Expenses	$329,719	$46,095	615%

General and administrative expenses increased to $329,719 in the three month period ended September 30, 2015 from $46,095 in the three month period ended September 30, 2014.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $778 in the three month period ended September 30, 2015 from $139. Legal fees increased to $295,977 in the three month period ended September 30, 2015 from $21,156 in the prior fiscal year due to increased legal fees relating to the Paltar Letter Agreement. Filing fees and transfer agent fees increased to $6,464 in the three month period ended September 30, 2015 compared to $6,090 in the three month period ended September 30, 2014. Accounting fees decreased to $5,000 from $8,210 in the comparative three month period.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2015, which are included herein.

Our operating results for the six months ended September 30, 2015, for the six months ended September 30, 2014 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014	Difference Increase/(Decrease) %
General and administrative	$378,889	$74,444	409%
Loss on extinguishment of debt	$3,350,000	-	100%
Interest expense	$66,839	$98,183	(32%)
Net (loss)	$(3,795,728)	$(172,627)	2,099%

We generated a net (loss) of $(3,795,728) for the six months ended September 30, 2015 compared to a net (loss) of $(172,627) for the six months ended September 30, 2014.  This increased loss is primarily due to the loss incurred on extinguishment of debt. Net (loss) per common share for the six months ended September 30, 2015 was ($0.025) compared to ($0.009) per common share for the six months ended September 30, 2014.  General and administrative expenses increased to $378,889 during the six months ended September 30, 2015 from $98,183 during the six months ended September 30, 2014. This increase is primarily due to increased legal fees pertaining to the various amended and restated agreements with Paltar Petroleum.  Legal fees were $320,364 for the six months ended September 30, 2015 compared to $23,273 for the same six month period in 2014.

Loss on extinguishment of debt totaled $3,350,000 compared to $Nil for the six months ended September 30, 2015 and 2014 respectively. The loss was a result of the debt settlement agreement with a related party.

Interest expense for the six months ended September 30, 2015 totaled $66,839 compared to $98,183 for the six months ended September 30, 2014.

We reported a foreign currency translation gain of $31,999 for the six months ended September 30, 2015 compared to $25,301 for the six months ended September 30, 2014.  Our loan and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar at September 30, 2015 was C$0.7493 to US$1.00 compared to C$0.8929 to US$1.00 at September 30, 2014.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014	Difference Increase/(Decrease) %
Administration fees	$21,000	$21,000	0%
Office & MIS	$1,016	$351	190%
Consulting	$11,000	$0	100%
Legal fees	$320,364	$23,273	1,277%
Transfer Agent & Filing Fees	$14,009	$16,110	(13%)
Accounting	$11,500	$13,710	(16%)
Total Expenses	$378,889	$74,444	409%

General and administrative expenses increased to $378,889 in the six month period ended September 30, 2015 from $74,444 in the six month period ended September 30, 2014.  General expenses include administration fees which remained the same as the comparative six month period.  Office expenses and Management Information System fees increased to $1,016 in the six month period ended September 30, 2015 from $351. Legal fees increased to $320,364 in the six month period ended September 30, 2015 from $23,373 in the six month period ended September 30, 2014 due primarily to legal fees relating to the various amended and restated agreements with Paltar Petroleum.  Filing fees and transfer agent fees decreased to $14,009 in the six month period ended September 30, 2015 compared to $16,110 in the six month period ended September 30, 2014.  This decrease is a result of reduced annual fees of $7,500 from the OTC Market Group compared to $10,000 in the previous year. Accounting fees increased to $11,500 from $13,710 in the comparative six month period.

Liquidity and Financial Condition

Working Capital

	September 30, 2015	March 31, 2015
Current Assets	$3,789	$47,479
Current Liabilities	$7,116,006	$1,659,674
Working Capital (Deficiency)	($7,112,217)	($1,612,195)

Cash Flows

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Cash flows (used in) Operating Activities	$(671,473)	$(59,608)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$611,151	$67,858
Effect of exchange rate changes on cash	$16,632	$25,301
Net increase (decrease) in cash	$(43,690)	$33,551

Operating Activities

Net cash (used in) operating activities was $(671,473) for the six months ended September 30, 2015 compared with net cash (used in) operating activities of $(59,608) for the same period in 2014.  The increased in cash provided by operating activities is attributed to the increased net loss at September 30, 2015 of $(3,795,728) compared to $(172,627) at September 30, 2014 as well as the loss on extinguishment of debt of $3,350,000 compared to $Nil at September 30, 2015 and 2014, respectively.

Investing Activities

Net cash used in investing activities was $Nil for the six months ended September 30, 2015 and 2014.

Financing Activities

Net cash provided by financing activities was $611,151 in the six month period ended September 30, 2015 compared to $67,858 in the six month period ended September 30, 2014. This increase in financing activities is due to loans to our company in the six months ended September 30, 2015 described below under “Loans Payable.”

Loans Payable

We entered into loan agreements with Caravel and John Hislop in 2003 and 2004 to fund operations.  Caravel is a private management company that is wholly-owned by John Hislop, our chief financial officer and director. The terms of these loan agreements provided that any principal amount outstanding is payable upon demand and bears interest at 15% per annum, payable quarterly. On March 31, 2006, we consolidated and restructured the loans.  As part of the restructuring, we borrowed an additional C$250,000 (US $203,932).  The new loan bore interest at 15% per annum, calculated and compounded monthly and payable quarterly. Any principal amount outstanding under the loan was payable upon demand.  The loan was payable in Canadian dollars and was secured by a Promissory Note. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $1,108,165 were settled in full as part of the debt settlement agreement described below.

On July 18, 2014, we entered into a promissory note with an officer and director, John Hislop for US$50,000. The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective July 18, 2014. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $ 57,726 were settled in full as part of the debt settlement agreement described below.

On September 2, 2014, we entered into a promissory note with an officer and director, John Hislop for C$20,000 (US$16,012). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 2, 2014. As of July 28 2015, the principal balance of the loan and accrued interest payable totalling $17,690 were settled in full as part of the debt settlement agreement described below.

On January 29, 2015, we entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$50,000 (US$40,030). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $41,612 were settled in full as part of the debt settlement agreement described below.

On April 21, 2015, we entered into a debt settlement and subscription agreement with our chief financial officer and director, John Hislop whereby we agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of our common stock at a deemed price of $0.01 per share.  On April 24, 2015, we announced that we had issued 134,000,000 shares of our common stock at a deemed price of $0.01 per share to Mr. Hislop.  However, due to a technical flaw in the process of adopting the amendment to our Articles of Incorporation (announced on February 3, 2014), we were only authorized to issue 100,000,000 shares of our common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void.  On June 29, 2015, we sent to our shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting we proposed to rectify the technical flaw in our earlier effort to increase our authorized capital.  On July 28, 2015, we closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement which settled a debt to Mr. Hislop equal to $1,340,000 immediately following shareholder approval of the increase in our authorized capital on July 23, 2015. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000.

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Family Trust 2015, pursuant to which Paltar Nation sold a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the secured convertible note purchase agreement, or (b) Wotan Group Limited, an Australian limited company, of the pledge agreement, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Family Trust 2015) on or before the maturity date (the “Qualified Financing”), the principal and any accrued but unpaid interest under the note will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Family Trust 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Family Trust 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited, pursuant to which Wotan Group Limited pledged to David N. Siegel Family Trust 2015 a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under the note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

As of September 30, 2015, the principal balance of the loan was $584,000 and accrued interest payable of $9,120.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of September 30, 2015, the principal balance of the loan was $7,436 and accrued interest payable of $230.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop (“Lender”) for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of September 30, 2015, the principal balance of the loan was $10,000 and accrued interest payable of $144.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of September 30, 2015, the principal balance of the loan was $4,484 and accrued interest payable of $49.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop (“Lender”) for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of September 30, 2015, the principal balance of the loan was $5,000 and accrued interest payable of $10.

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

Net cash (used in) operating activities in the six months ended September 30, 2015 totaled $(671,473) versus cash (used in) operating activities of $(59,608) in the six months ended September 30, 2014.  Cash balances were $3,789 and $36,300 as of September 30, 2015 and 2014, respectively. Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have a limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of September 30, 2015, we had cash of $3,789.  We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by our third amended and restated agreement with Paltar Petroleum.  Paltar Nation was formed for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 1,470,500 acres of certain Australian exploration permits. We also anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 . CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:

1.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 21, 2015, we entered into a debt settlement and subscription agreement with an officer and director, John Hislop whereby we agreed to settle a portion of our indebtedness to Mr. Hislop, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of our common stock at a deemed price of $0.01 per share.  On April 24, 2015, we announced that we had issued 134,000,000 shares of our common stock at a deemed price of $0.01 per share to Mr. Hislop.  However, due to a technical flaw in the process of adopting the amendment to our Articles of Incorporation (announced on February 3, 2014), we were only authorized to issue 100,000,000 shares of our common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void.  On June 29, 2015, we sent to our shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting we proposed to rectify the technical flaw in our earlier effort to increase our authorized capital.  On July 28, 2015, we closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement which settled a debt to Mr. Hislop equal to $1,340,000 immediately following shareholder approval of the increase in our authorized capital on July 23, 2015. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000.

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Family Trust 2015, pursuant to which Paltar Nation sold a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the secured convertible note purchase agreement, or (b) Wotan Group Limited, an Australian limited company, of the pledge agreement, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Family Trust 2015) on or before the maturity date (the “Qualified Financing”), the principal and any accrued but unpaid interest under the note will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Family Trust 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Family Trust 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited, pursuant to which Wotan Group Limited pledged to David N. Siegel Family Trust 2015 a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under the note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. owns 100% of the membership interests in Nation GP, LLC and Nation SLP, LLC.

As of September 30, 2015, the principal balance of the loan was $584,000 and accrued interest payable of $9,120.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of September 30, 2015, the principal balance of the loan was $7,436 and accrued interest payable of $230.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of September 30, 2015, the principal balance of the loan was $10,000 and accrued interest payable of $144.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of September 30, 2015, the principal balance of the loan was $4,484 and accrued interest payable of $49.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of September 30, 2015, the principal balance of the loan was $5,000 and accrued interest payable of $10.

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

10.12

Third Amended and Restated Agreement with Paltar Petroleum Limited dated August 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.13

Option Agreement dated August 30, 2015 Agreement with Paltar Petroleum Limited (ACN 149 987 459) dated August 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.14

EP 136 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (CAN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.15

EP 143 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (CAN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.16

EP 231 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (CAN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.17

EP 232 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (CAN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.18

EP 234 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (CAN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.19

EP 237 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (CAN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.20

EP 468 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Officer Petroleum Pty Ltd. (CAN 142 330 738) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.21

Secured Convertible Promissory Note issued to David N. Siegel Family Trust 2015 dated August 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2015).

10.22*

Promissory Note issued to John Hislop, dated August 5, 2015.

10.23*

Promissory Note issued to John Hislop, dated August 25, 2015.

10.24*

Promissory Note issued to John Hislop, dated September 10, 2015.

10.25*

Promissory Note issued to John Hislop, dated September 24, 2015.

(14)

Code of Ethics

14.1

Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 15, 2004).

(31)

Section 302 Certifications

31.1*

Section 302 Certification of Principal Executive Officer under Sarbanes-Oxley Act of 2002

31.2*

Section 302 Certification of Principal Financial Officer under Sarbanes-Oxley Act of 2002

(32)

Section 906 Certifications

32.1*

Section 906 Certification of Principal Executive Officer under Sarbanes-Oxley Act of 2002

32.2*

Section 906 Certification of Principal Financial Officer under Sarbanes-Oxley Act of 2002

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

NATION ENERGY INC.

By: /s/ Marc A. Bruner

Marc A. Bruner
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ John R. Hislop

John Hislop
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR 15d-14(a) UNDER THE SECURITIES EXHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc A. Bruner, certify that:

1)

I have reviewed this Quarterly Report on Form 10-Q of Nation Energy Inc.;

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

1)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date:  November 13, 2015

/s/ Marc A. Bruner

Marc A. Bruner

President, Chief Executive Officer and Director

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR 15d-14(a) UNDER THE SECURITIES EXHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, certify that:

1)

I have reviewed this Quarterly Report on Form 10-Q of Nation Energy Inc.;

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

1)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date:  November 13, 2015

/s/ John Hislop

John Hislop

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc A. Bruner, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended September 30, 2015 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: November 13, 2015

/s/ Marc A. Bruner

Marc A. Bruner

President, Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended September 30, 2015 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: November 13, 2015

/s/ John Hislop

John Hislop

Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)