Form 10-Q
period 2015-12-31
NATION ENERGY INC
filed 2016-02-16
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes [ X ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  150,020,000 common shares issued and outstanding as of February 16, 2016.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and March 31, 2015.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and 2014 (unaudited)

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

Legal Proceedings

Item 1A.Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended December 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2015 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ 9,022	$ 47,479
Total current assets	9,022	47,479

Non-current assets:
Petroleum and natural gas interests	28,644,001	-
Total non-current assets	28,644,001	$ -

Total assets	$28,653,023	$ 47,479

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 443,629	$ 12,282
Accounts payable and accrued expenses - related party	8,473,667	774,456
Loans payable - related party, current	643,930	872,936
Loans payable - current	101,753	-
Total current liabilities	9,662,979	1,659,674

Long term liabilites
Loans payable - related party, noncurrent	-	112,977
	9,662,979	1,772,651
Stockholders' (deficit)
Common stock, no par value; 5,000,000,000	$ 1,356,020	$ 16,020
shares authorized; 150,020,000 shares issued
and outstanding
Obligation to issue shares	20,000,000	-
Additional paid-in capital	10,218,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(5,803,596)	(1,785,225)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	58,953	15,367
Total stockholders' (deficit)	18,990,043	(1,725,172)

Total liabilities and stockholders' (deficit)	$28,653,023	$ 47,479

The accompanying notes are an integral part of these financial statements F-1

Nation Energy, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-

Operating income	-	-	-	-

General and administrative expenses	204,789	32,491	583,678	106,935

Income (loss) before other income (expense)	(204,789)	(32,491)	(583,678)	(106,935)

Other income (expense):
(Loss) on extinguishment of debt	-	-	(3,350,000)	-
Interest (expense)	(17,854)	(54,140)	(84,693)	(152,323)
Total other income (loss)	(17,854)	(54,140)	(3,434,693)	(152,323)

Net loss	(222,643)	(86,631)	(4,018,371)	(259,258)

Foreign currency translation gain (loss)	26,954	47,264	58,953	72,565

Comprehensive loss	$ (195,689)	$ (39,367)	$ (3,959,418)	$ (186,693)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	150,020,000	16,020,000	150,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.001)	$ (0.002)	$ (0.026)	$ (0.012)

The accompanying notes are an integral part of these financial statements F-2

Nation Energy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended December, 2015 and 2014
(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,018,371)	$ (259,258)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on extinguishment of debt	3,350,000	-
Changes in working capital:
Increase (decrease) in accounts payable	425,141	17,617
Increase in accounts payable - related party	(557,924)	125,032
Net cash (used in) operating activities	(801,154)	(116,609)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable - related party	619,111	67,240
Proceeds from loan payable	100,000	-
Net cash provided by financing activities	719,111	67,240

Effect of currency rate change (loss)	43,586	72,565

Net increase (decrease) in cash	(38,457)	23,196

Beginning balance, cash	47,479	2,749

Ending balance, cash	$ 9,022	$ 25,945

Non-cash investing and financing activities:
Share issuance for debt settlement	$ 1,340,000	-
Obligation to issue shares	20,000,000	-
Petroleum and natural gas interests	28,644,001	-

The accompanying notes are an integral part of these financial statements F-3

Nation Energy Inc.

Notes to Condensed Consolidated Unaudited Interim Financial Statements

December 31, 2015

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

The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada.  Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and began to review other prospects. On October 11, 2013, the Company entered into a letter agreement with Paltar Petroleum Limited (“Paltar”), an Australian company, pursuant to which the Company agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, the Company amended this letter agreement and, on November 27, 2014 and April 29, 2015, the parties amended and restated the letter agreement to add additional exploration properties and provide for new closing terms and to extend the closing date and maturity dates of certain promissory notes, respectively.  On June 13, 2015, the parties entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 30, 2015, the Company entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement, Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and the Company’s wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements. And also on August 30, 2015, the Company and Paltar entered into an option agreement, pursuant to which the Company may acquire exploration permits and related assets in respect of prospective acreage in Australia. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

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

On July 8, 2015, the Company formed Paltar Nation Limited Partnership (“Paltar Nation”), a Delaware limited partnership between Nation GP, as the general partner of the partnership and Nation SLP as the limited partner (which is currently the sole limited partner of Paltar Nation). Nation Energy Inc. owns 100% of the membership interests in Nation GP, LLC and Nation SLP, LLC.

The Company formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 1,470,500 acres of certain Australian exploration permits.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008 (prior to the development stage), the Company accumulated a deficit of ($6,839,714).  During the development stage, the Company has accumulated a deficit of ($5,803,596

Note 2.  Recent Accounting Pronouncements

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

Note 3.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($5,803,596) during the development stage. The Company had working capital and stockholders’ equity (deficits) of ($9,653,958) and (18,990,043) at December 31, 2015, respectively, and working capital and stockholders’ equity (deficits) of ($1,612,195) and (1,725,172) at March 31, 2015, respectively. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 5.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $31,500 for the nine months ended December 31, 2015 and 2014.

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

On July 18, 2014, the Company entered into a promissory note with an officer and director, John Hislop for US$50,000. The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum. The note was payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective July 18, 2014. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $ 57,726 were settled in full as part of the debt settlement agreement described below.

On September 2, 2014, the Company entered into a promissory note with an officer and director, John Hislop for C$20,000 (US$16,012). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum. The note was payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 2, 2014. As of July 28 2015, the principal balance of the loan and accrued interest payable totalling $17,690 were settled in full as part of the debt settlement agreement described below.

On January 29, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$50,000 (US$40,030). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum. The note was payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective January 29, 2015. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $41,612 were settled in full as part of the debt settlement agreement described below.

On April 21, 2015, the Company entered into a debt settlement and subscription agreement with an officer and director, John Hislop, whereby the Company agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of common stock of the Company at a deemed price of $0.01 per share.  On April 24, 2015, the Company announced that it had issued 134,000,000 shares of its common stock at a deemed price of $0.01 per share to Mr. Hislop.  However, due to a technical flaw in the process of adopting the amendment to its Articles of Incorporation (announced on February 3, 2014), the Company was only authorized to issue 100,000,000 shares of its common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void.  On June 29, 2015, the Company sent to its shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting the Company proposed to rectify the technical flaw in its earlier effort to increase its authorized capital.  On July 28, 2015, we closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement which settled a debt to Mr. Hislop equal to $1,340,000 immediately following shareholder approval of the increase in our authorized capital on July 23, 2015. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000.

As of August 4, 2015, Paltar Nation entered into a secured convertible note purchase agreement with David N. Siegel Family Trust 2015, pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the secured convertible note purchase agreement, or (b) Wotan Group Limited, an Australian limited company, of the pledge agreement, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

David N. Siegel Family Trust 2015 is a trust controlled by David N. Siegel, Chairman of the Board and a director of Nation Energy Inc.  Wotan Group Limited is a company owned and controlled by Marc A. Bruner, President, Chief Executive Officer and a director of Nation Energy Inc.

As of December 31, 2015, the principal balance of the loan was $584,000 and accrued interest payable of $23,840.

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

On August 5, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of December 31, 2015, the principal balance of the loan was $7,225 and accrued interest payable of $439.

On August 25, 2015, the Company entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of December 31, 2015, the principal balance of the loan was $10,000 and accrued interest payable of $522.

On September 10, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of December 31, 2015, the principal balance of the loan was $4,335 and accrued interest payable of $200.

On September 24, 2015, the Company entered into a promissory note with a related party, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of December 31, 2015, the principal balance of the loan was $5,000 and accrued interest payable of $199.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of December 31, 2015, the principal balance of the loan was $7,960 and accrued interest payable of $209.

Note 6.   Subsequent Events

On February 9, 2016, but effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement.

On February 9, 2016, but effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement.

Effective February 12, 2016, the Company and Paltar amended the option agreement to change the purchase price for the assets.

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

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement.

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

Pursuant to the first amendment of the third amended and restated agreement, Paltar farmed out three specific graticular blocks in each of the six petroleum exploration permits identified in the Agreement and it caused Officer Petroleum Pty Ltd., a wholly-owned Australian subsidiary of Paltar, to farm out forty blocks in Exploration Permit 468 (“EP 468”). In addition, Paltar agreed to enter into additional earning agreements with Nation Australia on December 31, 2015 (or such other date as the parties mutually agree), in which it will farm out to Nation Australia six additional graticular blocks selected by Nation in EP136, three additional blocks in each of EP143 and EP231, eight additional blocks in EP234 and seven additional blocks in EP237 in exchange for the consideration specified in each additional earning agreement.

Each of the seven initial earning agreements, all of which are dated August 30, 2015, (six of which are further amended by the Master Amendment to Six Earning Agreements dated December 28, 2015 but effective as of December 17, 2015 and by the Second Master Amendment to Six Earning Agreements dated February 9, 2016 but effective as of February 8, 2016, and one of which is amended by the First Amendment to EP 468 Earning Agreement dated December 28, 2015 but effective as of December 17, 2015 and by the Second Amendment to EP 468 Earning Agreement dated February 9, 2016 but effective as of February 8, 2016) grants certain rights and imposes certain obligations on Nation Australia in respect of the blocks of land described.  In the aggregate, these blocks of land comprise 1,003,400 acres of the 8,936,800 acres covered by the seven Exploration Permits.  Each of the seven earning agreements follows one of two negotiated templates (depending on whether the underlying interest in the Exploration Permit is 100% owned by Paltar), with variations in the applicable standard form driven by the specific circumstances affecting each Exploration Permit.  Each earning agreement contains general terms and conditions, a description of the area covered a list of the encumbrances affecting the area, an amount of money to be paid by Nation Australia on or before March 31, 2016, and a commitment to pay 100% of the costs under applicable work programs and budgets.  Paltar will act as the operator subject to overall supervision by an Operating Committee comprised of one representative from each of Paltar and Nation Australia.  With respect to the earning agreements covering the Exploration Permits for which Paltar does not own a 100% interest, ownership of the Exploration Permits remains with Paltar during the term of the earning agreements, but if Paltar discovers a commercially exploitable accumulation of petroleum on any affected block it must transfer any production license granted in respect of that discovery to Nation Australia, insofar as it covers blocks subject to the earning agreement.  In connection with such transfer, Paltar is permitted to retain for itself an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license. With respect to the earning agreements covering the Exploration Permits for which Paltar owns a 100% interest, upon Nation Australia spending at least the Earning Amount specified therein in expenditure before the end of the Earning Period also specified therein, Nation Australia will acquire a beneficial interest of 25% in the underlying Exploration Permit and any production license granted in connection therewith.  If a 25% interest in a production license is acquired by Nation Australia pursuant to these earning agreements, Nation Australia may, at its option for a period of ninety days thereafter, acquire the remaining 75% interest held by Paltar in exchange for the grant of an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license.

The earning agreements, as amended, require that on February 19, 2016 Nation will issue 600,000,000 of its common shares to Paltar. Paltar has agreed to certain restrictions regarding the transfer of shares which are set forth in the third amended and restated agreement, as amended by the first and second amendments.

In addition to the seven initial earning agreements, the parties entered into an option agreement dated August 30, 2015, pursuant to which Paltar granted to Nation an option to purchase, exercisable until August 30, 2016, interests in Exploration Permits EP136, EP143, EP231, EP232, EP 234 and EP237, all related business, financial, technical, geophysical, geological, geochemical and environmental information and data that Paltar has the legal right to convey, certain Applications for exploration permits, and all of the issued and outstanding shares of Officer (collectively, the “Assets”) for a purchase price of AUD$10,000,000 (approximately $7,223,844 at current exchange rates). The option agreement was amended effective February 12, 2016, to change the purchase price to 300,000,000 shares of common stock of the Company. In the event that Paltar and Nation Energy complete a share exchange transaction as contemplated in the third amended and restated agreement, the option shall immediately terminate.  The option agreement acknowledges that the Assets are subject to the earning agreements, the third amended and restated agreement, certain other agreements listed on a schedule to the option agreement, and security interests granted in favor of certain directors of our company securing indebtedness of Paltar in the aggregate amount of AUD$428,000 (approximately $299,881 at current exchange rates).

The third amended and restated agreement contemplates that, promptly following the date of the initial seven earning agreements; Nation and Paltar will endeavor to negotiate the terms of a share exchange transaction in which all of the equity interests in Paltar will be exchanged for an unspecified number of newly issued equity interests in Nation.  If a share exchange transaction has not been completed before February 19, 2016, Nation has agreed to issue to Paltar, from the Company’s treasury 600,000,000 common shares at an agreed value of $0.03 and one-third cent per share as consideration for the other transactions described in the third amended and restated agreement.  All of Nation Energy’s common shares to be issued pursuant to the third amended and restated agreement, whether the 600,000,000 common shares to be issued if the share exchange transaction is not completed or the common shares to be issued in the share exchange, are to be held in escrow for at least three years.  The escrow agent is to be a newly-formed Delaware limited liability company with a board of four managers.  David Siegel, Marc Bruner and John Hislop are each currently a director of the Company; each have certain rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement.  Each of Messrs. Siegel and Bruner currently own Paltar equity, while Mr. Hislop has the right to acquire Paltar equity.  A fourth director of the Company, who has yet to be identified and appointed and who will not own any Paltar equity, is to serve as the fourth manager of the escrow agent’s board of managers.  Each of the four managers will hold one vote and Mr. Bruner, or the manager elected by the board of managers in the event Mr. Bruner no longer serves on the board of managers, will hold a tie-breaking vote in the event of deadlock.

If a share exchange transaction is not completed before February 19, 2016, Nation has agreed to register for resale as many of the 600,000,000 common shares to be issued to Paltar, together with as many of the approximately 145,000,000 of Nation Energy’s common shares held by John Hislop, as the Securities and Exchange Commission will permit Nation Energy to register.

The Agreement also provides that Paltar, which will be the operator under the earning agreements, will have the right of first offer to provide goods, services and work to the blocks subject to the earning agreements on terms that are competitive with and comparable to those customarily available in the open market from arms-length third parties.

On September 15, 2015, Mr. Hislop resigned from the offices of President and Chief Executive Officer of our Company, and he also resigned the position of Chairman of our Board of Directors.  Mr. Hislop remains a member of our Board of Directors and our Chief Financial Officer.  Also on September 15, 2015, our Board of Directors appointed David N. Siegel as its Chairman and it appointed Marc A. Bruner, one of our Directors, to the office of President and Chief Executive Officer of our Company.  Mr. Bruner continues to serve as the President and is a member of the Board of Directors of Paltar Petroleum Limited.

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

Disclosure of Outstanding Share Data

As of February 16, 2016 we had 150,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2015, which are included herein.

Our operating results for the three months ended December 31, 2015, for the three months ended December 31, 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Difference Increase/(Decrease) %
General and administrative	$204,789	$32,491	530%
Interest expense	$17,854	$54,140	(67%)
Net (loss)	$(222,643)	$(86,631)	157%

We generated a net (loss) of $(222,643) for the three months ended December 31, 2015 compared to a net (loss) of $(86,631) for the three months ended December 31, 2014.  This increased loss is primarily due to increased legal fees pertaining to the Paltar Letter Agreement. Net (loss) per common share for the three months ended December 31, 2015 was ($0.001) compared to ($0.002) per common share for the three months ended December 31, 2014.  General and administrative expenses increased to $204,789 during the three months ended December 31, 2015 from $32,491 during the three months ended December 31, 2014. This increase is primarily due to increased legal fees of $158,631 pertaining to the Paltar Letter Agreement in the three months ended December 31, 2015 compared to $16,058 in 2014.

Interest expense for the three months ended December 31, 2015 totaled $17,854 compared to $54,140 for the three months ended December 31, 2014.  The decrease was primarily due to the debt settlement agreement that reduced the related party debt during the three months ended December 31, 2015 described below under the title “Loans Payable”.

We reported a foreign currency translation gain of $26,954 for the three months ended December 31, 2015 compared to a gain of $47,264 for the three months ended December 31, 2014.  Two of the Company’s loans and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  Also, the Company incurred some legal expenses in Canadian dollars. The value of the Canadian dollar at December 31, 2015 was C$0.7225 to US$1.00 compared to C$0.8620 to US$1.00 at December 31, 2014.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & MIS	$588	$170	246%
Consulting	$21,970	$0	100%
Legal fees	$158,631	$16,058	888%
Transfer Agent & Filing Fees	$0	$764	(100)%
Accounting	$13,100	$5,000	162%
Total Expenses	$204,789	$32,491	530%

General and administrative expenses increased to $204,789 in the three month period ended December 31, 2015 from $32,491 in the three month period ended December 31, 2014.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $588 in the three month period ended December 31, 2015 from $170. Legal fees increased to $158,631 in the three month period ended December 31, 2015 from $16,058 in the prior fiscal year due to increased legal fees relating to the Paltar Letter Agreement and subsequent amendments. Filing fees and transfer agent fees decreased to $Nil  in the three month period ended December 31, 2015 compared to $764 in the three month period ended December 31, 2014. Accounting fees increased to $13,100 from $5,000 in the comparative three month period. The increase is primarily due to increased auditor review fees as a result of the Paltar transaction.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2015, which are included herein.

Our operating results for the nine months ended December 31, 2015, for the six months ended December 31, 2014 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014	Difference Increase/(Decrease) %
General and administrative	$583,678	$106,935	446%
Loss on extinguishment of debt	$3,350,000	-	100%
Interest expense	$84,693	$152,323	(44%)
Net (loss)	$(4,018,371)	$(259,258)	1,450%

We generated a net (loss) of $(4,018,371) for the nine months ended December 31, 2015 compared to a net (loss) of $(259,258) for the nine months ended December 31, 2014.  This increased loss is primarily due to the loss incurred on extinguishment of debt. Net (loss) per common share for the nine months ended December 31, 2015 was ($0.026) compared to ($0.012) per common share for the nine months ended December 31, 2014.  General and administrative expenses increased to $583,678 during the nine months ended December 31, 2015 from $106,935 during the nine months ended December 31, 2014. This increase is primarily due to increased legal fees pertaining to the various amended and restated agreements with Paltar Petroleum.  Legal fees were $478,994 for the nine months ended December 31, 2015 compared to $39,331 for the same nine month period in 2014.

Loss on extinguishment of debt totaled $3,350,000 compared to $Nil for the nine months ended December 31, 2015 and 2014 respectively. The loss was a result of the debt settlement agreement with a related party.

Interest expense for the nine months ended December 31, 2015 totaled $84,693 compared to $152,323 for the nine months ended December 31, 2014.

We reported a foreign currency translation gain of $58,953 for the nine months ended December 31, 2015 compared to $72,565 for the nine months ended December 31, 2014.  Two of the Company’s loans and accrued interest were incurred and are calculated in Canadian dollars while the reporting currency is the US dollar.  Also, the Company incurred some legal expenses in Canadian dollars. The value of the Canadian dollar at December 31, 2015 was C$0.7225 to US$1.00 compared to C$0.8620 to US$1.00 at December 31, 2014.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014	Difference Increase/(Decrease) %
Administration fees	$31,500	$31,500	0%
Office & MIS	$1,604	$520	208%
Consulting	$32,970	$0	100%
Legal fees	$478,994	$39,331	1,118%
Transfer Agent & Filing Fees	$14,009	$16,874	(17%)
Accounting	$24,600	$18,710	31%
Total Expenses	$583,678	$106,935	446%

General and administrative expenses increased to $583,678 in the nine month period ended December 31, 2015 from $106,935 in the nine month period ended December 31, 2014.  General expenses include administration fees which remained the same as the comparative nine month period.  Office expenses and Management Information System fees increased to $1,604 in the nine month period ended December 31, 2015 from $520. Legal fees increased to $478,994 in the nine month period ended December 31, 2015 from $39,331 in the nine month period ended December 31, 2014 due primarily to legal fees relating to the various amended and restated agreements with Paltar Petroleum.  Filing fees and transfer agent fees decreased to $14,009 in the nine month period ended December 31, 2015 compared to $16,874 in the nine month period ended December 31, 2014.  This decrease is a result of reduced annual fees of $7,500 from the OTC Market Group compared to $10,000 in the previous year. Accounting fees increased to $24,600 from $18,710 in the comparative nine month period. The increase is primarily due to increased auditor review fees as a result of the Paltar transaction.

Liquidity and Financial Condition

Working Capital

	December 31, 2015	March 31, 2015
Current Assets	$9,022	$47,479
Current Liabilities	$9,662,979	$1,659,674
Working Capital (Deficiency)	($9,653,958)	($1,612,195)

Cash Flows

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Cash flows (used in) Operating Activities	$(801,154)	$(116,609)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$719,111	$67,240
Effect of exchange rate changes on cash	$43,586	$72,565
Net increase (decrease) in cash	$(38,457)	$23,196

Operating Activities

Net cash (used in) operating activities was $(801,154) for the nine months ended December 31, 2015 compared with net cash (used in) operating activities of $(116,609) for the same period in 2014.  The increase in cash (used in) operating activities is attributed to the loss on extinguishment of debt of $3,350,000 compared to $Nil at December 31, 2015 and 2014, respectively.

Investing Activities

Net cash provided by investing activities was $Nil for the nine months ended December 31, 2015 and 2014.

Financing Activities

Net cash (used in) financing activities was $719,111 in the nine month period ended December 31, 2015 compared to $67,240 in the nine month period ended December 31, 2014. This increase in financing activities is due to the new loans entered into during the nine months ended December 31, 2015.

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

On July 18, 2014, we entered into a promissory note with an officer and director, John Hislop for US$50,000. The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum.  The note was payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective July 18, 2014. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $ 57,726 were settled in full as part of the debt settlement agreement described below.

On September 2, 2014, we entered into a promissory note with an officer and director, John Hislop for C$20,000 (US$16,012). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum. The note was payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 2, 2014. As of July 28 2015, the principal balance of the loan and accrued interest payable totalling $17,690 were settled in full as part of the debt settlement agreement described below.

On January 29, 2015, we entered into a promissory note with an officer and director, John Hislop (“Lender”) for C$50,000 (US$40,030). The loan bore interest calculated quarterly, not in advance, at a rate of 15% per annum. The note was payable upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective January 29, 2015. As of July 28, 2015, the principal balance of the loan and accrued interest payable totalling $41,612 were settled in full as part of the debt settlement agreement described below.

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

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Family Trust 2015 (the “2015 Secured Note Purchase Agreement”), pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the 2015 Secured Note Purchase Agreement, or (b) Wotan Group Limited, an Australian limited company, of the Wotan Pledge, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

The 2015 Secured Note Purchase Agreement also contemplates sales of additional secured convertible promissory notes up to an aggregate maximum of $5,000,000 (including the initial $584,000 sale to David N. Siegel Family Trust 2015).  The secured convertible promissory note issued to Michael B. Cox, described below, has been issued pursuant to the 2015 Secured Note Purchase Agreement.

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Family Trust 2015 and including $100,000 from the sale of the secured convertible promissory note to Michael B. Cox) on or before the maturity dates of the notes (the “Qualified Financing”), the principal and any accrued but unpaid interest under the notes will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Family Trust 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Family Trust 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited (the “Wotan Pledge”), pursuant to which Wotan Group Limited pledged to each of David N. Siegel Family Trust 2015 and any future secured noteholders pursuant to the 2015 Secured Note Purchase Agreement (of which Michael B. Cox is one) a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under each noteholder’s respective note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

As of December 31, 2015, the principal balance of the loan was $584,000 and accrued interest payable of $23,840.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of December 31, 2015, the principal balance of the loan was $7,225 and accrued interest payable of $439.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of December 31, 2015, the principal balance of the loan was $10,000 and accrued interest payable of $522.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of December 31, 2015, the principal balance of the loan was $4,335 and accrued interest payable of $200.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of December 31, 2015, the principal balance of the loan was $5,000 and accrued interest payable of $199.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of December 31, 2015, the principal balance of the loan was $7,960 and accrued interest payable of $209.

On November 27, 2015, pursuant to the 2015 Secured Note Purchase Agreement, Paltar Nation issued a secured convertible promissory note to Michael B. Cox in the principal amount of $100,000 in consideration for $100,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default) and matures on November 30, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon an Event of Default. The Interests to be issued to Michael B. Cox upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than Michael B. Cox and other holders of the notes, if any, in the Qualified Financing. The note is secured by the Wotan Pledge.

As of December 31, 2015, the principal balance of the loan was $100,000 and accrued interest payable of $1,753.

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

Net cash (used in) operating activities in the nine months ended December 31, 2015 totaled $(801,154) versus cash (used in) operating activities of $(116,609) in the nine months ended December 31, 2014.  Cash balances were $9,022 and $25,945 as of December 31, 2015 and 2014, respectively. Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have a limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2015, we had cash of $9,022.  We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by our first amendment to the third amended and restated agreement with Paltar Petroleum.  Paltar Nation was formed for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 1,470,500 acres of certain Australian exploration permits. We also anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

1.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Family Trust 2015 (the “2015 Secured Note Purchase Agreement”), pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the 2015 Secured Note Purchase Agreement, or (b) Wotan Group Limited, an Australian limited company, of the Wotan Pledge, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

The 2015 Secured Note Purchase Agreement also contemplates sales of additional secured convertible promissory notes up to an aggregate maximum of $5,000,000 (including the initial $584,000 sale to David N. Siegel Family Trust 2015).  The secured convertible promissory note issued to Michael B. Cox, described below, has been issued pursuant to the 2015 Secured Note Purchase Agreement.

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Family Trust 2015 and including $100,000 from the sale of the secured convertible promissory note to Michael B. Cox) on or before the maturity dates of the notes (the “Qualified Financing”), the principal and any accrued but unpaid interest under the notes will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Family Trust 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Family Trust 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited (the “Wotan Pledge”), pursuant to which Wotan Group Limited pledged to each of David N. Siegel Family Trust 2015 and any future secured noteholders pursuant to the 2015 Secured Note Purchase Agreement (of which Michael B. Cox is one) a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under each noteholder’s respective note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. owns 100% of the membership interests in Nation GP, LLC and Nation SLP, LLC.

As of December 31, 2015, the principal balance of the loan was $584,000 and accrued interest payable of $23,840.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of December 31, 2015, the principal balance of the loan was $7,225 and accrued interest payable of $439.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of December 31, 2015, the principal balance of the loan was $10,000 and accrued interest payable of $522.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of December 31, 2015, the principal balance of the loan was $4,335 and accrued interest payable of $200.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of December 31, 2015, the principal balance of the loan was $5,000 and accrued interest payable of $199.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop (“Lender”) for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by the Lender, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of December 31, 2015, the principal balance of the loan was $7,960 and accrued interest payable of $209.

On November 27, 2015, pursuant to the 2015 Secured Note Purchase Agreement, Paltar Nation issued a secured convertible promissory note to Michael B. Cox in the principal amount of $100,000 in consideration for $100,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default) and matures on November 30, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon an Event of Default. The Interests to be issued to Michael B. Cox upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than Michael B. Cox and other holders of the notes, if any, in the Qualified Financing. The note is secured by the Wotan Pledge. As of December 31, 2015, the principal balance of the loan was $100,000 and accrued interest payable of $1,753.

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

10.14

EP 136 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.15

EP 143 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.16

EP 231 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.17

EP 232 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.18

EP 234 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.19

EP 237 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.20

EP 468 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Officer Petroleum Pty Ltd. (ACN 142 330 738) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.21

Secured Convertible Promissory Note issued to David N. Siegel Family Trust 2015 dated August 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2015).

10.22

Promissory Note issued to John Hislop, dated August 5, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.23

Promissory Note issued to John Hislop, dated August 25, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.24

Promissory Note issued to John Hislop, dated September 10, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.25

Promissory Note issued to John Hislop, dated September 24, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.26

First Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective December 17, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.27

Master Amendment to Six Earning Agreements dated effective December 17, 2015 between Paltar Petroleum Limited (ACN 149 987 459) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.28

First Amendment to EP 468 Earning Agreement dated effective December 17, 2015 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.29

Second Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective February 8, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.30

Second Master Amendment to Six Earning Agreements dated effective February 8, 2016 between Paltar Petroleum Limited (ACN 149 987 459) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.31

Second Amendment to EP 468 Earning Agreement dated effective February 8, 2016 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.32

Amendment to Option Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective February 12, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.33*

Promissory Note issued to John Hislop, dated October 29, 2015.

10.34*

Promissory Note issued to Michael B. Cox, dated November 27, 2015.

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

Date:  February 16, 2016

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

Date:  February 16, 2016

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc A. Bruner, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended December 31, 2015 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: February 16, 2016

/s/ Marc A. Bruner

Marc A. Bruner

President, Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)

the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended December 31, 2015 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: February 16, 2016

/s/ John Hislop

John Hislop

Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)