Form 10-K
period 2016-03-31
NATION ENERGY INC
filed 2016-07-01
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Yes [ X ]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,835,800 based on a price of $0.40 per share, being the price at which the common equity was last sold on September 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  150,020,000 common shares issued and outstanding as of June 29, 2016.

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

  conflicts of interest between Paltar Petroleum Limited and our company, including those that arise as the result of those certain earning agreements dated effective May 31, 2016, and those that arise as the result of our having officers and directors in common;

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

Our Current Business

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated.

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

Nation Energy Inc. formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits.

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

Each of the seven initial earning agreements, all of which are dated August 30, 2015, (six of which are further amended by the Master Amendment to Six Earning Agreements dated December 28, 2015 but effective as of December 17, 2015 and by the Second Master Amendment to Six Earning Agreements dated February 9, 2016 but effective as of February 8, 2016, and one of which is amended by the First Amendment to EP 468 Earning Agreement dated December 28, 2015 but effective as of December 17, 2015 and by the Second Amendment to EP 468 Earning Agreement dated February 9, 2016 but effective as of February 8, 2016) granted certain rights and imposed certain obligations on Nation Australia in respect of the blocks of land described.  In the aggregate, these blocks of land comprise 1,003,400 acres of the 8,936,800 acres covered by the seven Exploration Permits.  Each of the seven earning agreements follows one of two negotiated templates (depending on whether the underlying interest in the Exploration Permit is 100% owned by Paltar), with variations in the applicable standard form driven by the specific circumstances affecting each Exploration Permit.  Each earning agreement contains general terms and conditions, a description of the area covered a list of the encumbrances affecting the area, an amount of money to be paid by Nation Australia on or before March 31, 2016 (since amended to a later date), and a commitment to pay 100% of the costs under applicable work programs and budgets.  Paltar will act as the operator subject to overall supervision by an Operating Committee comprised of one representative from each of Paltar and Nation Australia.  With respect to the earning agreements covering the Exploration Permits for which Paltar does not own a 100% interest, ownership of the Exploration Permits remains with Paltar during the term of the earning agreements, but if Paltar discovers a commercially exploitable accumulation of petroleum on any affected block it must transfer any production license granted in respect of that discovery to Nation Australia, insofar as it covers blocks subject to the earning agreement.  In connection with such transfer, Paltar is permitted to retain for itself an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license. With respect to the earning agreements covering the Exploration Permits for which Paltar owns a 100% interest, upon Nation Australia spending at least the Earning Amount specified therein in expenditure before the end of the Earning Period also specified therein, Nation Australia will acquire a beneficial interest of 25% in the underlying Exploration Permit and any production license granted in connection therewith.  If a 25% interest in a production license is acquired by Nation Australia pursuant to these earning agreements, Nation Australia may, at its option for a period of ninety days thereafter, acquire the remaining 75% interest held by Paltar in exchange for the grant of an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license.

Effective May 31, 2016, all of the earning agreements were amended and revised to consolidate and clarify terms of consideration thereunder (the “May 31, 2016 Earning Agreements”). Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of AUD$24,322,501, with payment guaranteed by Nation. As additional consideration, seven days after delivery to Nation of Paltar’s audited financial statements for the three most recent fiscal years, together with such additional fiscal period financial statements as may be required for reporting by Nation under applicable SEC regulations, Nation will issue 900,000,000 of its common shares to Paltar, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended. The May 31, 2016 Earning Agreements have the same terms as stated above regarding work programs, overriding royalty, and the option to acquire more interest.

In addition to the seven initial earning agreements, the parties entered into an option agreement dated August 30, 2015, pursuant to which Paltar granted to Nation an option to purchase, exercisable until August 30, 2016, interests in Exploration Permits EP136, EP143, EP231, EP232, EP 234 and EP237, all related business, financial, technical, geophysical, geological, geochemical and environmental information and data that Paltar has the legal right to convey, certain Applications for exploration permits, and all of the issued and outstanding shares of Officer (collectively, the “Assets”) for a purchase price of AUD$10,000,000 (approximately $7,223,844 at current exchange rates). The option agreement was amended effective February 12, 2016, to change the purchase price to 300,000,000 shares of common stock of the Company. Upon the execution of the May 31, 2016 Earning Agreements, the option agreement was terminated and released by Nation.

The third amended and restated agreement contemplates that, as stated in the May 31, 2016 Earning Agreements, Nation has agreed to issue to Paltar, from the Company’s treasury 900,000,000 common shares at an agreed value of $0.03 cent per share as consideration for the other transactions described in the third amended and restated agreement.  All of Nation Energy’s common shares to be issued pursuant to the third amended and restated agreement are to be held in escrow for at least three years.  The escrow agent is to be a newly-formed Delaware limited liability company with a board of four managers.  David Siegel, and John Hislop are each currently a director of the Company; each have certain rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement.  Marc Bruner also has rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement. Each of Messrs. Siegel and Bruner currently own Paltar equity, while Mr. Hislop has the right to acquire Paltar equity.  A fourth director of the Company, who has yet to be identified and appointed and who will not own any Paltar equity, is to serve as the fourth manager of the escrow agent’s board of managers.  Each of the four managers will hold one vote and Mr. Bruner, or the manager elected by the board of managers in the event Mr. Bruner no longer serves on the board of managers, will hold a tie-breaking vote in the event of deadlock.

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

On June 24, 2016, Mr. Bruner resigned effective as of March, 15, 2016, as a member of the Company’s Board of Directors, President and Chief Executive Officer.  Also on June 24, 2016, effective as of March 15, 2016, Mr. Hislop resumed the duties of President and Chief Executive Officer on an interim basis.

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

Employees

We have no employees other than our Executives.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.   On January 1, 2009, we entered into a written contract with Caravel Management Corp., to provide office rent, reception, compliance and accounting services for $7,865 per month.  The agreement commenced on January 1, 2009 and continues on a month to month basis unless terminated by the parties.  The agreement may be terminated by either party upon 30 days’ notice.  One year following the effective date of the agreement, the monthly fee increased by 3% subject to any required regulatory or stock exchange approval.  The agreement was amended effective November 1, 2010 to reduce the fees for administrative services to $3,500 per month. There have been no further amendments entered into since November 2010.

We currently have a compensation arrangement with Carmen J. Lotito, our Vice President, to provide operational and management services for $20,000 per month, on a month-to-month agreement. We presently have no other employment or consulting agreements.

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

We had a working capital deficit of $11,177,610 as of March 31, 2016.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities.  Obtaining additional financing is subject to a number of factors, including market prices, investor acceptance of any venture we may acquire in the future and investor sentiment.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. Any profitability in the future will be dependent upon acquiring a new business opportunity.  In September 2008, we closed the sale of all of our oil and gas assets in the Smoky Hill area of Alberta.  The sale was effective June 1, 2008.  We are now actively looking for a new business opportunity, primarily in the resource sector.  As discussed in Our Current Business, above, we identified one such opportunity in Australia, which we have been pursuing for the last few years.  Since 2013, we have focused all of our effort on refining this opportunity in Australia and moving it forward with the intent to eventually explore the acreage involved, which is located in Northern and Western Australia, for oil and gas, and to exploit any resource that we find.  Also as discussed in Our Current Business, above, we have recently signed a series of earning agreements and an option agreement with respect to this opportunity, and we are now considering our next steps in progressing this opportunity.  We intend to focus all of our attention and resources on this opportunity for the near term, though we can offer no assurance that we will have any success in our efforts to progress it or, if we do, that we will discover any oil or gas in commercially exploitable quantities.

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

The loss of any member of our Board of Directors would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on our employee. The loss of the services of any member of our Board of Directors could have a material adverse effect on our operations or financial condition.

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

Some of our directors and officers are not residents of the United States and, as a result, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or a particular director or officer.

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

In addition to the Vancouver, British Columbia, Canada offices, we maintain offices in Colorado, at 1555 Blake Street, Suite 1002, Denver, Colorado 80202.  We occupy the Denver premises on a month to month basis.  Effective July 1, 2015 the monthly fee was, and continues to be, $5,000 per month.

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

Quarter Ended	High	Low
March 31, 2016	$0.210	$0.210
December 31, 2015	$0.450	$0.450
September 30, 2015	$0.400	$0.400
June 30, 2015	$0.350	$0.350
March 31, 2015	$0.200	$0.200
December 31, 2014	$0.022	$0.022
September 30, 2014	$0.020	$0.020
June 30, 2014	$0.015	$0.015

Our shares of common stock are issued in registered form. Interwest Transfer Co., Inc., of 1981 Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117 (Telephone: 801.272.9294, facsimile: 801.277.3147) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of June 29, 2015, we had 150,020,000 shares of common stock outstanding and approximately 18 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our current stock option plan, entitled the 1999 Stock Option and Incentive Plan, on May 6, 1999 which was subsequently approved by over 50% of the shares of common stock held by stockholders of our company.  The plan authorized up to 2,500,000 shares of our common stock to be granted as incentive options. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance as at March 31, 2016.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance
1999 Stock Option and Incentive Plan (an equity compensation plan approved by security holders)	Nil	N/A	2,500,000

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2016.

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

Plan of Operation

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated.

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

Nation Energy Inc. formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits.

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

Each of the seven initial earning agreements, all of which are dated August 30, 2015, (six of which are further amended by the Master Amendment to Six Earning Agreements dated December 28, 2015 but effective as of December 17, 2015 and by the Second Master Amendment to Six Earning Agreements dated February 9, 2016 but effective as of February 8, 2016, and one of which is amended by the First Amendment to EP 468 Earning Agreement dated December 28, 2015 but effective as of December 17, 2015 and by the Second Amendment to EP 468 Earning Agreement dated February 9, 2016 but effective as of February 8, 2016) granted certain rights and imposes certain obligations on Nation Australia in respect of the blocks of land described.  In the aggregate, these blocks of land comprise 1,003,400 acres of the 8,936,800 acres covered by the seven Exploration Permits.  Each of the seven earning agreements follows one of two negotiated templates (depending on whether the underlying interest in the Exploration Permit is 100% owned by Paltar), with variations in the applicable standard form driven by the specific circumstances affecting each Exploration Permit.  Each earning agreement contains general terms and conditions, a description of the area covered a list of the encumbrances affecting the area, an amount of money to be paid by Nation Australia on or before March 31, 2016 (since amended to a later date), and a commitment to pay 100% of the costs under applicable work programs and budgets.  Paltar will act as the operator subject to overall supervision by an Operating Committee comprised of one representative from each of Paltar and Nation Australia.  With respect to the earning agreements covering the Exploration Permits for which Paltar does not own a 100% interest, ownership of the Exploration Permits remains with Paltar during the term of the earning agreements, but if Paltar discovers a commercially exploitable accumulation of petroleum on any affected block it must transfer any production license granted in respect of that discovery to Nation Australia, insofar as it covers blocks subject to the earning agreement.  In connection with such transfer, Paltar is permitted to retain for itself an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license. With respect to the earning agreements covering the Exploration Permits for which Paltar owns a 100% interest, upon Nation Australia spending at least the Earning Amount specified therein in expenditure before the end of the Earning Period also specified therein, Nation Australia will acquire a beneficial interest of 25% in the underlying Exploration Permit and any production license granted in connection therewith.  If a 25% interest in a production license is acquired by Nation Australia pursuant to these earning agreements, Nation Australia may, at its option for a period of ninety days thereafter, acquire the remaining 75% interest held by Paltar in exchange for the grant of an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license.

Effective May 31, 2016, all of the earning agreements were amended and revised to consolidate and clarify terms of consideration thereunder (the “May 31, 2016 Earning Agreements”). Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of AUD$24,322,501, with payment guaranteed by Nation. As additional consideration, seven days after delivery to Nation of Paltar’s audited financial statements for the three most recent fiscal years, together with such additional fiscal period financial statements as may be required for reporting by Nation under applicable SEC regulations, Nation will issue 900,000,000 of its common shares to Paltar, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended. The May 31, 2016 Earning Agreements have the same terms as stated above regarding work programs, overriding royalty, and the option to acquire more interest. In addition to the seven initial earning agreements, the parties entered into an option agreement dated August 30, 2015, pursuant to which Paltar granted to Nation an option to purchase, exercisable until August 30, 2016, interests in Exploration Permits EP136, EP143, EP231, EP232, EP 234 and EP237, all related business, financial, technical, geophysical, geological, geochemical and environmental information and data that Paltar has the legal right to convey, certain Applications for exploration permits, and all of the issued and outstanding shares of Officer (collectively, the “Assets”) for a purchase price of AUD$10,000,000 (approximately $7,223,844 at current exchange rates). The option agreement was amended effective February 12, 2016, to change the purchase price to 300,000,000 shares of common stock of the Company. Effective May 31, 2016, Nation terminated the option agreement, upon the execution of the May 31, 2016 Earning Agreements and related third amendment to the amended and restated agreement.

The third amended and restated agreement contemplates that, as stated in the May 31, 2016 Earning Agreements, Nation has agreed to issue to Paltar, from the Company’s treasury 900,000,000 common shares at an agreed value of $0.03 cent per share as consideration for the other transactions described in the third amended and restated agreement.  All of Nation Energy’s common shares to be issued pursuant to the third amended and restated agreement are to be held in escrow for at least three years.  The escrow agent is to be a newly-formed Delaware limited liability company with a board of four managers.  David Siegel and John Hislop are each currently a director of the Company; each have certain rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement.  Marc Bruner also has rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement. Each of Messrs. Siegel and Bruner currently own Paltar equity, while Mr. Hislop has the right to acquire Paltar equity.  A fourth director of the Company, who has yet to be identified and appointed and who will not own any Paltar equity, is to serve as the fourth manager of the escrow agent’s board of managers.  Each of the four managers will hold one vote and Mr. Bruner, or the manager elected by the board of managers in the event Mr. Bruner no longer serves on the board of managers, will hold a tie-breaking vote in the event of deadlock.

The Agreement also provides that Paltar, which will be the operator under the earning agreements, will have the right of first offer to provide goods, services and work to the blocks subject to the earning agreements on terms that are competitive with and comparable to those customarily available in the open market from arms-length third parties.

On September 15, 2015, Mr. Hislop resigned from the offices of President and Chief Executive Officer of our Company, and, despite maintaining a seat on the Board, he resigned the position of Chairman of our Board of Directors.  Also on September 15, 2015, our Board of Directors appointed David N. Siegel as its Chairman and it appointed Marc A. Bruner, one of our Directors, to the office of President and Chief Executive Officer of our Company.

On June 24, 2016, Mr. Bruner resigned effective as of March, 15, 2016, as a member of the Company’s Board of Directors, President and Chief Executive Officer.  Also on June 24, 2016, effective as of March 15, 2016, Mr. Hislop resumed the duties of President and Chief Executive Officer on an interim basis.

We currently have no business and operate as a shell company.  In addition to our efforts to complete the transactions contemplated in the third amended and restated agreement with Paltar Petroleum, we continue to evaluate the merits of other opportunities in the resource sector.

Cash Requirements

Over the next twelve months, we intend to use funds to evaluate new business acquisitions, as follows:

Estimated Funding Required During the Next Twelve Months

Planned Work Permit Expenditures	$30,000,000

General and Administrative	2,000,000

Professional Fees	1,500,000

Total	$33,500,000

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

Due to the uncertainty of our ability to meet our current operating expenses noted above, in their report on the annual financial statements for the year ended March 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

RESULTS OF OPERATIONS – Years Ended March 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2016, which are included herein.

Our operating results for the year ended March 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Difference Increase%
General and administrative	$1,157,753	$136,803	746%
Interest expense	$105,468	$182,961	(42%)
(Loss) on extinguishment of debt	$(3,350,000)	$Nil	(100%)
Net (loss)	$(4,613,220)	$(319,764)	(1,343%)

We generated a net (loss) of $(4,613,220) for the year ended March 31, 2016 compared to a net (loss) of $(319,764) for the year ended March 31, 2015.  The increase in net loss was primarily due to the loss on the extinguishment of debt of $3,350,000 resulting from the closing of the debt settlement agreement and the issuance of 134,000,000 shares to Mr. Hislop. The debt settlement and subscription agreement settled a debt to Mr. Hislop equal to $1,340,000. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000. Net (loss) per common share for the year ended March 31, 2016 was ($0.030) compared to ($0.009) per common share for the year ended March 31, 2015.  General and administrative expenses increased to $1,157,753 during the year ended March 31, 2016 from $136,803 during the year ended March 31, 2015.

The increase was primarily due to increased legal fees associated with the Paltar Letter Agreement and the subsequent amendments and for travel expenses related to promoting the Company. The Company also accrued $180,000 in consulting and management fees for Mr. Lotito in the year ended March 31, 2016 compared to $Nil in the previous year.

Interest expense for fiscal 2016 totalled $105,468 compared to $182,961 for fiscal 2015.  The decrease was partially due to the debt settlement agreement described above, which reduced the related party debt.

We reported a foreign currency translation gain of $45,713 in fiscal 2016 compared to a gain of $172,132 in fiscal 2015.  Our loan and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2016 decreased resulting in a smaller gain on translation compared to consistent and higher values of the Canadian dollar during the prior fiscal periods.

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Difference Increase/(Decrease) %
Administration fees	$42,000	$42,000	0%
Office & MIS	$62,915	$710	8,757%
Consulting fees	$302,970	$0	100%
Legal fees	$694,757	$47,759	1,355%
Transfer Agent & Filing Fees	$15,511	$17,624	(12%)
Accounting	$39,600	$28,710	38%
Total Expenses	$1,157,753	$136,803	746%

General and administrative expenses increased to $1,157,753 in fiscal 2016 from $136,803 in fiscal 2015. This was primarily due to increased legal fees and consulting fees incurred in 2016 in regards to our agreement with Paltar and fund raising activities of the Company.  General and administrative expenses included administration fees of $42,000 in fiscal 2016 and fiscal 2015. Office expenses and management information system fees increased to $62,915 in fiscal 2016 from $710. The increase was primarily due to travel expenses incurred promoting the Company of $14,316 compared to $Nil in 2015 and rent for the Denver office of $45,000 in fiscal 2016 compared to $Nil in 2015. The Company incurred consulting fees of $302,970 in 2016 relating to investment bankers and the transaction with Paltar totalling $122,970 compared to $Nil in 2015. The Company also accrued $180,000 in consulting and management fees for Mr. Lotito in the year ended March 31, 2016 compared to $Nil in the previous year. Legal fees increased to $694,757 in fiscal 2016 from $47,759 in the prior fiscal year mainly due to legal fees associated with the Paltar agreement.  Transfer agent fees decreased to $15,511 in fiscal 2016 from $17,624 in fiscal 2015.  Accounting fees increased to $39,600 for the year ended March 31, 2016 from $28,710 in the prior year ended March 31, 2015. The increase in fiscal 2016 is primarily due to increased activity in the Company.

Liquidity and Financial Condition

Working Capital

	Year Ended March 31, 2016	Year Ended March 31, 2015
Current Assets	$1,334	$47,479
Current Liabilities	$11,178,944	$1,659,674
Working Capital (Deficiency)	$(11,177,610)	$(1,612,195)

Cash Flows

	Year Ended March 31, 2016	Year Ended March 31, 2015
Cash flows (used in) Operating Activities	$(998,295)	$(239,915)
Cash flows provided by Investing Activities	$Nil	$Nil
Cash flows provided by Financing Activities	$921,804	$112,513
Effect of exchange rate changes on cash	$30,346	$172,132
Net Increase (decrease) in cash	$(46,145)	$44,730

Operating Activities

Net cash (used in) operating activities was $(998,295) in the year ended March 31, 2016 compared with net cash (used in) operating activities of $(239,915) in the same period in 2015.  The increase in cash (used in) operating activities is mainly attributed to an increase in the net (loss) for the current year of ($4,613,220) from a net loss of $(319,764) in fiscal 2015.

Investing Activities

Net cash provided by investing activities amounted to $Nil for both years.

Financing Activities

Net cash provided by financing activities was $921,804 in the year ended March 31, 2016 compared to net cash provided by financing activities of $112,513 in the year ended March 31, 2015.  All activities derive from loan proceeds from related parties and third parties. The effect of exchange rate changes on cash was a gain of $30,346 in the year ended March 31, 2016 compared to $172,132 for the year ended March 31, 2015. Some of our loans and accrued interest are incurred and calculated in Canadian dollars while the reporting currency is the US dollar.  The value of the Canadian dollar in the fiscal year ended March 31, 2016 decreased resulting in a smaller gain on translation compared to consistent and higher values of the Canadian dollar during the prior fiscal periods.

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

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Dynasty Trust dated November 16, 2015 (the “2015 Secured Note Purchase Agreement”), pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the 2015 Secured Note Purchase Agreement, or (b) Wotan Group Limited, an Australian limited company, of the Wotan Pledge, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

The 2015 Secured Note Purchase Agreement also contemplates sales of additional secured convertible promissory notes up to an aggregate maximum of $5,000,000 (including the initial $584,000 sale to David N. Siegel Dynasty Trust dated November 16, 2015).  The secured convertible promissory note issued to Michael B. Cox, described below, has been issued pursuant to the 2015 Secured Note Purchase Agreement.

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Dynasty Trust dated November 16, 2015 and including $100,000 from the sale of the secured convertible promissory note to Michael B. Cox) on or before the maturity dates of the notes (the “Qualified Financing”), the principal and any accrued but unpaid interest under the notes will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Dynasty Trust dated November 16, 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Dynasty Trust dated November 16, 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited (the “Wotan Pledge”), pursuant to which Wotan Group Limited pledged to each of David N. Siegel Dynasty Trust dated November 16, 2015 and any future secured noteholders pursuant to the 2015 Secured Note Purchase Agreement (of which Michael B. Cox is one) a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under each noteholder’s respective note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

As of March 31, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $38,400.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of March 31, 2016, the principal balance of the loan was $7,700 and accrued interest payable of $8,456.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of March 31, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $896.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of March 31, 2016, the principal balance of the loan was $4,620 and accrued interest payable of $385.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of March 31, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $386.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015 for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of March 31, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $907.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of March 31, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $507.

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

As of March 31, 2016, the principal balance of the loan was $100,000 and accrued interest payable of $4,247.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of March 31, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $1,698.

Future Financings

As of March 31, 2016, we had cash of $1,334.  We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by our first amendment to the third amended and restated agreement with Paltar Petroleum.  Paltar Nation was formed for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits. We also anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accounts payable to a related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, June 29, 2016 – SingerLewak, LLP

Report of Independent Registered Public Accounting Firm, June 3, 2015 – StarkSchenkein, LLP

Condensed Consolidated Balance Sheets at March 31, 2016 and 2015

Condensed Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2016 and 2015

Condensed Consolidated Statements of Changes in Stockholders' Deficit for the years ended March 31, 2016 and 2015

Condensed Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Nation Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Nation Energy, Inc. and subsidiaries as of March 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated 2016 financial statements referred to above present fairly, in all material respects, the financial position of Nation Energy, Inc. and subsidiaries as of March 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has no current source of operating revenues, and needs to secure financing to remain a going concern. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SingerLewak, LLP

Denver, CO
June 30, 2016

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

/s/ StarkSchenkein, LLP

Denver, Colorado
June 3, 2015

Nation Energy, Inc.
Condensed Consolidated Balance Sheets

	March 31,	March 31,
	2016	2015

ASSETS
Current assets:
Cash	$ 1,334	$ 47,479
Total current assets	1,334	47,479

Non-current assets:
Petroleum and natural gas interests	29,559,563	-
Total non-current assets	29,559,563	$ -

Total assets	$ 29,560,897	$ 47,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 9,710,946	$ 12,282
Accounts payable and accrued expenses - related party	497,842	774,456
Loans payable - related party, current	827,698	872,936
Loans payable - current	104,247	-
Total current liabilities	11,140,733	1,659,674

Long term liabilites
Loans payable - related party, noncurrent	38,211	112,977
	11,178,944	1,772,651
Stockholders' equity (deficit)
Common stock, no par value; 5,000,000,000	$ 1,356,020	$ 16,020
shares authorized; 150,020,000 (2016) and 16,020,000
(2015) shares issued and outstanding
Obligation to issue shares	20,000,000	-

Additional paid-in capital	10,218,380	6,868,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(6,398,445)	(1,785,225)
Accumulated comprehensive income:
Foreign currency translation income	45,713	15,367
Total stockholders' equity (deficit)	18,381,953	(1,725,172)

Total liabilities and stockholders' equity (deficit)	$ 29,560,897	$ 47,479

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended March 31, 2016 and 2015

	For the Years Ended
	March 31,	March 31,
	2016	2015

Revenue:	$ -	$ -
Direct expenses:
Royalties	-	-
Operating	-	-

Operating income	-	-

General and administrative expenses	1,157,753	136,803

Income (loss) before other income (expense)	(1,157,753)	(136,803)

Other income (expense):
(Loss) on extinguishment of debt	(3,350,000)	-
Interest (expense)	(105,468)	(182,961)
Total other income (loss)	(3,455,468)	(182,961)

Net loss	(4,613,220)	(319,764)

Foreign currency translation gain (loss)	45,713	172,132

Comprehensive loss	$ (4,567,508)	$ (147,632)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	150,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.030)	$ (0.009)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity Deficit

For the Years Ended March 31, 2016 and 2015

						Accumulated	Accumulated
						(Deficit)	(Deficit)
	Common Stock		Additional	Obligation	Accumulated	Prior to the	During the	Total
	Number of		Paid-in	to issue	Comprehensive	Development	Development	Stockholders' Equity
	Shares	Amount	Capital	Shares	Income (loss)	Stage	Stage	(Deficit)
Balance at March 31, 2013	16,020,000	16,020	6,868,380		(245,036)	(6,839,714)	(1,214,152)	(1,414,502)
Comprehensive income					88,272			88,272
Net loss							(251,309)	(251,309)
Balance at March 31, 2014	16,020,000	16,020	6,868,380		(156,765)	(6,839,714)	(1,465,461)	(1,577,540)
Comprehensive income					172,132			172,132
Net loss							(319,764)	(319,764)
Balance at March 31, 2015	16,020,000	16,020	6,868,380		15,367	(6,839,714)	(1,785,225)	(1,725,172)
Comprehensive income					30,345			30,345
Share issuance, debt settlement	134,000,000	1,340,000	3,350,000					4,690,000
Shares for exploration permits				20,000,000				20,000,000
Net loss							(4,613,220)	(4,613,220)
Balance at March 31, 2016	150,020,000	1,356,020	10,218,380	20,000,000	45,712	(6,839,714)	(6,398,445)	18,381,953
The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Years March 31, 2016 and 2015

	For the Years Ended
	March 31,	March 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$ (4,613,220)	$ (319,764)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on extinguishment of debt	3,350,000	-
Changes in working capital:
Increase in accounts payable	894,741	2,182
Increase (decrease) in accounts payable -
related party	(629,815)	77,667
Net cash (used in) operating activities	(998,295)	(239,915)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable - related party	821,804	112,513
Proceeds from loan payable	100,000	-
Net cash provided by financing activities	921,804	112,513

Effect of currency rate change gain	30,346	172,132

Net increase (decrease) in cash	(46,145)	44,730

Beginning balance, cash	47,479	2,749

Ending balance, cash	$ 1,334	$ 47,479

Non-cash investing and financing activities:
Share issuance for debt settlement	$ 1,340,000	-
Obligation to issue shares	20,000,000	-
Petroleum and natural gas interests	29,559,563	-

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Note 1.  NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Nation Energy Inc. (the “Company”), was incorporated on April 19, 1988, in the State of Florida as Excalibur Contracting, Inc.  The Company was reincorporated as a Delaware corporation and changed its name to Nation Energy, Inc. in February 2000. On June 13, 2003, the Company reincorporated as a Wyoming corporation.  The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada. Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and is currently reviewing other prospects. Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated. (see Note 3 for further details). To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of ($13,238,159) has both a working capital and a stockholders’ deficit of ($11,177,610) and is reliant on raising capital to implement its business plan.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.   Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008, the Company has accumulated a deficit of ($6,839,714) and a deficit accumulated during the development stage of ($6,398,445).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and loans payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Impairment of Exploration Costs

Assets that are not subject to amortization are tested for impairment at least annually. In assessing whether it is more likely than not an asset is impaired, the Company assess all relevant events and circumstances that could affect the significant inputs used to determine the fair value of the asset. Some examples of such events and circumstances are cost factors that could have a negative effect on cash flows, financial performance of the asset, legal and other regulatory factors, changes in management, industry and market considerations and general economic conditions.

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

Other Comprehensive Income (Loss)

For the years ended March 31, 2016 and 2015, the only components of comprehensive loss were foreign currency translation adjustments.

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

On October 11, 2013, the Company entered into a letter agreement with Paltar Petroleum Limited (“Paltar”), an Australian company, pursuant to which the Company agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, the Company amended this letter agreement and, on November 27, 2014 and April 29, 2015, the parties amended and restated the letter agreement to add additional exploration properties and provide for new closing terms and to extend the closing date and maturity dates of certain promissory notes, respectively.  On June 13, 2015, the parties entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 30, 2015, the Company entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement, Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and the Company’s wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements. And also on August 30, 2015, the Company and Paltar entered into an option agreement, pursuant to which the Company may acquire exploration permits and related assets in respect of prospective acreage in Australia. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated. To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

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

At March 31, 2016 and 2015, there were no options outstanding.

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

The provision (benefit) for income taxes consists of the following components:

		March 31,
		2016		2015
Current	$	---	$	---
Deferred	$	---	$	---

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		March 31,
		2016		2015
Deferred tax assets:
Net operating loss carryforwards		$3,360,000		$1,957,000
Less valuation allowance		(3,360,000)		(1,957,000)
	$	---	$	---

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Statutory U.S. federal rate	34.00%
State income taxes	--- %
Total	34.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income. The primary differences result from net operating losses.

Net operating loss carry-forwards of approximately $3,360,000 will expire through 2034.  The deferred tax asset has been fully reserved at March 31, 2016.  The change in the valuation allowance during the year ended March 31, 2016 was $1,403,000.

In December 2013, the Company received a letter from the Department of the Treasury, Internal Revenue Service (“IRS”) charging a penalty of $10,000 under Section 6038A of the Internal Revenue Code for failure to provide information with respect to certain foreign-owned US Corporations on Form 5472. In January 2014, the Company responded to the IRS and requested an abatement of the penalties assessed. In April 2014, the Company received another letter from the IRS requesting additional information in order to consider our request for penalty adjustment. No accrual was made at March 31, 2016 and, to date, this matter remains unresolved.

Note 6.  Related Party Transactions

(a)   Administrative Services Agreement

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $42,000 for the years ended March 31, 2016 and 2015.

We currently have a compensation arrangement with Carmen J. Lotito, our Vice President, to provide operational and management services for $20,000 per month, on a month-to-month agreement.

(b)   Loans Payable – Related Party

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

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Dynasty Trust dated November 16, 2015 (the “2015 Secured Note Purchase Agreement”), pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the 2015 Secured Note Purchase Agreement, or (b) Wotan Group Limited, an Australian limited company, of the Wotan Pledge, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

The 2015 Secured Note Purchase Agreement also contemplates sales of additional secured convertible promissory notes up to an aggregate maximum of $5,000,000 (including the initial $584,000 sale to David N. Siegel Dynasty Trust dated November 16, 2015).

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Dynasty Trust dated November 16, 2015 and including $100,000 from the sale of the secured convertible promissory note to Michael B. Cox) on or before the maturity dates of the notes (the “Qualified Financing”), the principal and any accrued but unpaid interest under the notes will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Dynasty Trust dated November 16, 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Dynasty Trust dated November 16, 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited (the “Wotan Pledge”), pursuant to which Wotan Group Limited pledged to each of David N. Siegel Dynasty Trust dated November 16, 2015 and any future secured noteholders pursuant to the 2015 Secured Note Purchase Agreement a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under each noteholder’s respective note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

As of March 31, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $38,400.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of March 31, 2016, the principal balance of the loan was $7,700 and accrued interest payable of $8,456.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of March 31, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $896.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of March 31, 2016, the principal balance of the loan was $4,620 and accrued interest payable of $385.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of March 31, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $386.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015 for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of March 31, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $907.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of March 31, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $507.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of March 31, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $1,698.

Note 7.  Loss on Extinguishment of Debt

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

Note 8.  Subsequent Events

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annumboth before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023.

Effective May 31, 2016, Nation Australia and Paltar amended the seven earning agreements by entering into the May 31, 2016 Earning Agreements.

Effective May 31, 2016, Nation Australia issued to Paltar a promissory note in the principal amount of AUD$24,322,501, with payment guaranteed by Nation.

Effective May 31, 2016, Nation and Paltar entered into the third amendment to the third amended and restated agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13a-15 under the Securities Exchange Act of 1934, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2016, including the remedial actions discussed below, we have concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2016.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2016, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

  Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended March 31, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

     ii.        Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John R. Hislop	Chief Executive Officer, Chief Financial Officer, President and Director	63	June 4, 1999 and March 15, 2016
Carmen J. Lotito	Vice-President	72	July 22, 2015
David N. Siegel	Chairman of the Board, and Director	54	July 22, 2015
Darrel J. Causbrook	Director	60	July 22, 2015

Summary Background

The following is a brief account of the education and business experience during the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John R. Hislop, chief executive officer, president, chief financial officer, and director

Mr. Hislop was the President and Chief Executive Officer of our company since October 22, 2003 and the Chairman, Chief Financial Officer, Secretary and a Director of our company since June 1999. On September 21, 2015, Mr. Hislop resigned from the positions of President, Chief Executive Officer and Chairman of the Board of Directors and, effective as of March 15, 2016, resumed his duties as our President and Chief Executive Officer on an interim basis. Mr. Hislop remains as the Company’s Chief Financial Officer and Director.  Since 1990, Mr. Hislop has been working as an independent financial consultant and has served as an officer and director of various emerging growth companies.  Mr. Hislop is currently serving as a Director and/or Officer on the following company: Director of XXL Energy Corp. (formerly Exxel Energy Corp.) since October 15, 2001, Chairman of the Board of XXL Energy Corp. (formerly Exxel Energy Corp.) since July 27, 2006, President and Chief Executive Officer of XXL Energy Corp. (formerly Exxel Energy Corp.) since December 31, 2008.  In the past five years, Mr. Hislop has also served as a director of the following companies: formerly a Director of Patriot Petroleum Corp. from April 7, 1999 to February 16, 2011 (Mr. Hislop also served as President and Chief Executive Officer of Patriot Petroleum Corp. from October 22, 2003 to November 26, 2010); and formerly a Director of Q Investments Ltd., (formerly Cubix Investments Ltd.), an investment holding company for various public oil and gas companies, from February 1994 to December 2014.  Mr. Hislop trained as a Chartered Accountant with Ernst & Young and has a bachelor of Commerce in Finance from the University of British Columbia.

Carmen J. Lotito, vice-president

Mr. Lotito has served as a consultant to Paltar Petroleum Limited from June 2011 to the present. Mr. Lotito serves as a member of the Board of Directors and a member of its Audit and Compensation Committees of Petrohunter Energy Corporation from inception February, 2006 to the present.

Mr. Lotito served as a member of the Board of Directors of Sweetpea Petroleum Pty Ltd (a Petrohunter Energy Corporation wholly-owned Australian subsidiary) from November, 2005 to December 2014. Mr. Lotito served as its Chief Financial Officer of Petrohunter Energy Corporation from February, 2006 through October, 2007 and as its Executive Vice President of Business Development from October 2007 through June, 2009.  Mr. Lotito served as Chief Financial Officer of GSL Energy, Inc  from April, 2005 to January, 2006.

Mr. Lotito served as a consultant and Its Executive Vice President of Business Development of Falcon Oil & Gas Ltd from April 1, 2005 to December, 2010. He also served as a vice president and member of the Board of Directors of the following Falcon Oil & Gas Ltd operating subsidiaries:  Falcon Oil & Gas USA, Inc, a Colorado Company, TXM Oil and Gas Exploration Kft., a Hungarian limited liability company doing business as TXM Energy, LLC, TXM Marketing Trading & Service, LLC, a Hungarian limited liability company, FOG-TXM Kft., a Hungarian limited liability company, JVX Energy S.R. L., a Romanian limited liability company  and Falcon Oil & Gas Australia Pty. Ltd from April 1, 2005 to December, 2010.

Mr. Lotito served as a consultant and a member of the Board of Directors of Gasco Energy, Inc including Chairman of the Audit and Compensation Committees from November, 1999 to April, 2011. He served as Chief Financial Officer and a Director of Galaxy Energy Corporation and its subsidiary Dolphin Energy Corporation from April, 2004 to March, 2005.

Mr Lotito was employed by Pannell, Kerr Forester, a national public accounting firm from March,1965 to June, 1975 as a senior accountant in audit and SEC accounting practice. Mr. Lotito earned a B.S degree in business and accounting from the Marshall School of Business at the University of Southern California in1967.

David N. Siegel, chairman of the board of directors, and director

Mr. Siegel was CEO of Frontier Airlines from January 2012 to May of 2015.  From June of 2010 until December of 2011, Mr. Siegel was managing partner of Hyannis Port Capital, Inc.  Mr. Siegel served as chairman and chief executive officer of XOJET, Inc., a TPG Growth backed private aviation company, from October of 2008 to May of 2010.  From June of 2004 to September of 2008, Mr. Siegel served as chairman and chief executive officer of Gategroup, A.G., a Zurich based global company, which Mr. Siegel transformed from its core airline catering business to become a complete above-the-wing solutions provider.  At Gategroup, Mr. Siegel stepped down as Chairman in April 2009, and remained an ordinary board member until April 2014.  Mr. Siegel recently served as a board member of URS Corporation (NYSE: URS) and for the past eight years has served on the Advisory Board of Trilantic Capital Partners, formerly Lehman Brothers Private Equity.  Mr. Siegel earned a master’s degree in business administration from Harvard Business School, with first-year honors, and a Bachelor of Science degree, magna cum laude, in applied mathematics-economics from Brown University.

Darrel J. Causbrook, director

Darrel Causbrook is a Chartered Accountant with over 30 years of experience in the accountancy profession, having worked for both large and mid-sized accounting firms.  Over 10 years ago, Darrel established his own accounting practice (Causbrook and Associates), providing business and strategic advice to a variety of industries. Darrel’s professional interest includes financial reporting and corporate governance.

He holds a Bachelor of Commerce Degree from the University of Wollongong (1982), is a Fellow of Institute of Chartered Accountants in Australia, Fellow of CPA Australia and Fellow of the Taxation Institute of Australia and is a member of Australian Institute of Company Directors.

Term of Office

The directors serve until their successors are elected by the shareholders.  Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors.  The executive officers serve at the discretion of the Board of Directors.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

Committees of the Board

We currently have an audit committee consisting of all of our directors. Our board of directors does not have any other committees.

Audit Committee

We are a reporting issuer in the Province of British Columbia and National Instrument 52-110 Audit Committees of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.

Our audit committee consists of each of our directors, Mr. Hislop, Mr. Siegel and Mr. Causbrook. Because Mr. Hislop is an executive officer of our company, he is not independent.

Our board of directors has determined that it does not have an audit committee member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.  We believe that each of the members of the Audit Committee are financially literate and are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated minimum revenues to date.

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

Stockholder Communications with Our Board of Directors

We do not have a formal procedure for stockholder communication with our board of directors.  In general, our board and executive officer are accessible by telephone or mail.  During the year ended March 31, 2016 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

To the best of our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended March 31, 2016, all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with other than as disclosed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Carmen J. Lotito	1	Nil	Nil
Marc A. Bruner	1	Nil	Nil
Darrel Causbrook	Nil	Nil	1

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our chief financial officer and director during the last two fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last complete fiscal year.

SUMMARY COMPENSATION TABLE - YEARS ENDED MARCH 31, 2016 AND 2015
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Hislop President, Chief Executive Officer, Secretary, Chief Financial Officer and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$42,000(1) $42,000(1)	$42,000 $42,000
Carmen J. Lotito Vice-President	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$180,000(2) Nil	$180,000 Nil

(1) Effective November 1, 2010 the Company signed a management agreement for $3,500 per month.  This arrangement was between our company and Caravel Management Corp., a private management company owned by Mr. Hislop.

(2) We currently have a compensation arrangement with Carmen J. Lotito, our Vice President, to provide operational and management services for $20,000 per month, on a month-to-month agreement.

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

We currently have a compensation arrangement with Carmen J. Lotito, our Vice President, to provide operational and management services for $20,000 per month, on a month-to-month agreement.

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

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any unexercised options or stock awards that had not vested or equity incentive plan awards as of March 31, 2016.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2016.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 29, 2016, there were 150,020,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)   The percentage of class is based on 150,020,000 shares of common stock issued and outstanding as of June 29, 2016.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as otherwise indicated below, since April 1, 2013, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any of our directors or officers;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We receive administrative services and back office support under a formal written management services agreement with Caravel Management Corp. Caravel is a private management company that is wholly-owned by John Hislop, our chairman, president, chief executive officer, secretary and chief financial officer.  Effective November 1, 2010, the company revised its agreement with Caravel to provide management services for $3,500 per month.  The agreement with Caravel is on a month to month basis. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement for the years ended March 31, 2016 and 2015 were $42,000 both years.

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

As of August 4, 2015, Paltar Nation Limited Partnership (“Paltar Nation”) entered into a secured convertible note purchase agreement with David N. Siegel Dynasty Trust dated November 16, 2015 (the “2015 Secured Note Purchase Agreement”), pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matures on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the 2015 Secured Note Purchase Agreement, or (b) Wotan Group Limited, an Australian limited company, of the Wotan Pledge, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

The 2015 Secured Note Purchase Agreement also contemplates sales of additional secured convertible promissory notes up to an aggregate maximum of $5,000,000 (including the initial $584,000 sale to David N. Siegel Dynasty Trust dated November 16, 2015).

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Dynasty Trust dated November 16, 2015 and including $100,000 from the sale of the secured convertible promissory note to Michael B. Cox) on or before the maturity dates of the notes (the “Qualified Financing”), the principal and any accrued but unpaid interest under the notes will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Dynasty Trust dated November 16, 2015 upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Dynasty Trust dated November 16, 2015 and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited (the “Wotan Pledge”), pursuant to which Wotan Group Limited pledged to each of David N. Siegel Dynasty Trust dated November 16, 2015 and any future secured noteholders pursuant to the 2015 Secured Note Purchase Agreement a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under each noteholder’s respective note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

As of March 31, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $38,400.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,623). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of March 31, 2016, the principal balance of the loan was $7,700 and accrued interest payable of $8,456.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of March 31, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $896.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,528). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of March 31, 2016, the principal balance of the loan was $4,620 and accrued interest payable of $385.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of March 31, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $386.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015  for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of March 31, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $907.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of March 31, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $507.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of March 31, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $1,698.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017.

On May 31, 2016, the Company entered into a promissory note with a related party, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum, both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023.

We currently have a compensation arrangement with Carmen J. Lotito, our Vice President, to provide operational and management services for $20,000 per month, on a month-to-month agreement.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-101 Disclosure of Corporate Governance Practices of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors consists of John Hislop, David Siegel and Darrel Causbrook. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Mr. Hislop is not independent because he is our executive officer.

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

Compensation

The board is responsible for determining compensation for the directors and chief executive officers of our company to ensure it reflects the responsibilities and risks of being a director or chief executive officer, as applicable, of a public company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our company booked the following aggregate fees billed by SingerLewak, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended March 31, 2016 and 2015 and for the review of quarterly financial statements included in our Quarterly Reports were as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Audit Fees*	$36,500	$25,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$2,100	$2,250
All Other Fees	$1,000	$960
Total	$39,600	$28,710

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

The board of directors has considered the nature and amount of fees billed by SingerLewak LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining SingerLewak LLP as auditors.

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

10.21    Secured Convertible Promissory Note issued to David N. Siegel Dynasty Trust dated November 16, 2015 dated August 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2015).

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

10.33    Promissory Note issued to John Hislop, dated October 29, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016).

10.34    Promissory Note issued to Michael B. Cox, dated November 27, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016).

10.35*   Promissory Note issued to David N. Siegel Dynasty Trust dated November 16, 2015, dated September 30, 2015.

10.36*   Promissory Note issued to David N. Siegel Revocable Trust 2009, dated March 31, 2016.

10.37*   Promissory Note issued to David N. Siegel Revocable Trust 2009, dated April 8, 2016.

10.38*   Promissory Note issued to David N. Siegel Revocable Trust 2009, dated May 3, 2016.

10.39*   Promissory Note issued to John Hislop, dated May 31, 2016.

10.40*   EP 136 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459).

10.41*   EP 143 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459).

10.42*   EP 231 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459).

10.43*   EP 232 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459).

10.44*   EP 234 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459).

10.45*   EP 237 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459).

10.46*   EP 468 Final Earning Agreement dated effective May 31, 2016 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046).

10.47*   Third Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459), effective May 31, 2016.

10.48*   Promissory Note issued from Nation Australia to Paltar Petroleum dated May 31, 2016.

10.49*   Management Services Agreement dated June 25, 2016, but effective July 22, 2015, between Nation Energy (Australia) Pty Ltd. and Carmen J. Lotito.

 (14)      Code of Ethics

14.1      Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 15, 2004).

 (31)      Section 302 Certifications

31.1*     Section 302 Certification of Principal Executive Officer and Principal Financial Officer under Sarbanes-Oxley Act of 2002

(32)       Section 906 Certifications

32.1*     Section 906 Certification of Principal Executive Officer and Principal Financial Officer under Sarbanes-Oxley Act of 2002

(99)       Additional Exhibits

99.1      Audit Committee Charter (incorporated by reference from our Annual Report on Form 10K filed with the Securities and Exchange Commission on February 9, 2011)

99.2*     Statement regarding temporary hardship exemption under Rule 201 of Regulation S-T

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATION ENERGY INC.

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 29, 2016