Form 10-K/A
period 2016-03-31
NATION ENERGY INC
filed 2016-07-11
CIK 1081183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

Nation Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended March 31, 2016 (the “Form 10-K”), filed with the Securities and Exchange Commission on June 30, 2016 (the “Original Filing Date”), to (i) include Exhibit 10.39, being the Promissory Note issued to John Hislop, dated May 31, 2016, and (ii) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Schema

101.CAL – XBRL Taxonomy Calculation Linkbase

101.DEF – XBRL Taxonomy Definition Linkbase

101.LAB – XBRL Taxonomy Label Linkbase

101.PRE – XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits / Financial Statements

Reference is made to the Exhibits and Financial Statement Schedules beginning at page 59 of the Original Filing for a list of exhibits and financial statements filed as part of the Annual Report on Form 10-K.

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

Date: July 8, 2016

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

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 8, 2016

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Hislop, certify that:

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

Date: July 8, 2016

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)   the Annual Report on Form 10-K of Nation Energy Inc. for the year ended March 31, 2016 (“the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated:  July 8, 2016

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)