Form 10-Q
period 2016-06-30
NATION ENERGY INC
filed 2016-08-22
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [ X ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  150,020,000 common shares issued and outstanding as of August 22, 2016.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and March 31, 2016.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2016 and 2015 (unaudited)

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

PART II.           OTHER INFORMATION

Item 1.  Legal Proceedings

Item 1A.Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended June 30, 2016 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$ 427,349	$ 1,334
Total current assets	427,349	1,334

Non-current assets:
Petroleum and natural gas interests	54,124,650	29,559,563
Total non-current assets	54,124,650	29,559,563

Total assets	$ 54,551,999	$29,560,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 684,256	$ 9,710,946
Accounts payable and accrued expenses - related party	5,935,064	497,842
Loans payable - related party, current	907,506	827,698
Loans payable - current	107,562	104,247
Total current liabilities	7,634,388	11,140,733

Long term liabilites
Loans payable - related party - net of current	18,218,679	38,211
	25,853,067	11,178,944
Stockholders' equity
Common stock, no par value; 5,000,000,000	$ 1,356,020	$ 1,356,020
shares authorized; 150,020,000 shares issued
and outstanding
Obligation to issue shares	30,000,000	20,000,000
Additional paid-in capital	10,218,380	10,218,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(6,777,536)	(6,352,733)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(8,218)	-
	27,948,932	18,381,953
Noncontrolling interest in consolidated subsidiary	750,000	-
Total stockholders' equity	28,698,932	18,381,953

Total liabilities and stockholders' equity	$ 54,551,999	$29,560,897

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2016	2015

Revenue:	$ -	$ -
Direct expenses:
Royalties	-	-
Operating	-	-

Operating income	-	-

General and administrative expenses
Consulting expense	100,735	-
Legal fees	67,789	24,387
Management fees	60,000	-
Accounting fees	42,000	6,500
Rent expense	30,000	-
Other general and administrative expense	27,701	18,283
Total General and administrative expenses	328,225	49,170

(Loss) before other income (expense)	(328,225)	(49,170)

Other income (expense):
Interest (expense)	(102,772)	(48,393)
Foreign exchange gain	6,193	-
Total other income (expense)	(96,579)	(48,393)

Net (loss)	(424,804)	(97,563)

Non-controlling interest
(Income) attributable to noncontrolling interest	-	-

Net (loss) attributable to Nation Energy, Inc.'s	(424,804)	(97,563)
shareholders

Foreign currency translation (loss)	(8,218)	(22,060)

Comprehensive (loss)	$ (433,022)	$ (119,623)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	150,020,000	16,020,000

Net loss per common
share - basic and diluted	$ (0.003)	$ (0.007)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$ (424,804)	$ (97,563)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in working capital:
Increase in accounts payable	9,796	7,666
Increase in accounts payable - related party	17,141	75,058
Net cash (used in) operating activities	(397,867)	(14,839)

Cash flows from investing activities:
Sale of noncontrolling interest	750,000	-
Net cash provided by investing activities	750,000	-

Cash flows from financing activities:
Proceeds from loan payable - related party	82,100	-
Net cash provided by financing activities	82,100	-

Effect of currency rate change (loss)	(8,218)	(22,060)

Net increase (decrease) in cash	426,015	(36,899)

Beginning balance, cash	1,334	47,479

Ending balance, cash	$ 427,349	$ 10,580

Non-cash investing and financing activities:
Loan payable for natural gas interests	$ 18,155,688	$ -
Obligation to issue shares	$ 10,000,000	$ -
Acquisition of natural gas interests	$ 28,155,688	$ -

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

Notes to Condensed Consolidated Unaudited Interim Financial Statements

June 30, 2016

Note 1.  Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended March 31, 2016 (“The Annual Report”).

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

On July 8, 2015, the Company formed Paltar Nation Limited Partnership (“Paltar Nation”), a Delaware limited partnership between Nation GP, as the general partner of the partnership and Nation SLP as the limited partner (which is currently the sole limited partner of Paltar Nation). Nation Energy Inc. currently owns 100% of the membership interests in Nation GP, LLC and a 76.12% membership interests in Nation SLP, LLC. During the three-month period ended June 30, 2016, the Company sold 37.5 units (equal to 1.38% ownership) at $20,000 per unit for total gross proceeds of $750,000. The additional 22.5% ownership belongs to Beetaloo Basin. Non-controlling interest in Nation SLP was immaterial for the three-months ended June 30, 2016.

The Company formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008 (prior to the development stage), the Company accumulated a deficit of ($6,839,714).  During the development stage, the Company has accumulated a deficit of ($6,777,536).

Note 2. Reclassification of Certain Balances

Certain immaterial balances on the condensed consolidated balance sheet for the year ended March 31, 2016, have been reclassified, with no effect on net income (or earnings per common share), to be consistent with classifications adopted for the year ended March 31, 2017.

Note 3.  Recent Accounting Pronouncements

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard is effective for reporting periods beginning after December 15, 2016.  The Company has adopted this ASU as of the current period.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No. 2015-01 eliminates the concept of extraordinary items.  Management has adopted this accounting pronouncement.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-02 amends the analysis required by a reporting entity to determine if it should consolidate certain types of legal entities. Management has adopted this accounting pronouncement.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 amends and simplifies the presentation of deferred income taxes to show deferred tax liabilities and assets as noncurrent in a classified statement of financial position. Management has adopted this accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU is effective for annual and interim periods beginning after December 15, 2015. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Management has adopted this accounting pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)”. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases.  The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting”. This ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Management has adopted this accounting pronouncement.

In March 2016, the FASB issued ASU No. 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”. This ASU is effective for the Company on December 15, 2018.  ASU 2016-08 clarifies certain aspects of the principal versus agent guidance. The Company is evaluating the effect that ASU 2016-08 will have on its financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”. The amendments affect the guidance in Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU is effective for the Company on December 15, 2018. ASU 2016-10 clarifies the accounting for licenses of intellectual property, as well as, the identification of distinct performance obligations in a contract. The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In May 2016, the FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. The amendments affect the guidance in Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU is effective for the Company on December 15, 2018. ASU 2016-12 clarifies that, for a contract to be considered complete at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP and it also clarifies how an entity should evaluate collectability threshold. The Company is evaluating the effect that ASU 2016-12 will have on its financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($6,777,536) during the development stage. The Company had working capital and stockholders’ equity (deficits) of ($7,207,039) and ($28,698,932) at June 30, 2016, respectively, and working capital and stockholders’ equity (deficits) of ($11,139,399) and ($18,381,953) at March 31, 2016, respectively. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 5.  Net Income (Loss) Per Common Share

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

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $10,500 for the three months ended June 30, 2016 and 2015.

On April 21, 2015, the Company entered into a debt settlement and subscription agreement with an officer and director, John Hislop, whereby the Company agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of common stock of the Company at a deemed price of $0.01 per share.  On April 24, 2015, the Company announced that it had issued 134,000,000 shares of its common stock at a deemed price of $0.01 per share to Mr. Hislop.  However, due to a technical flaw in the process of adopting the amendment to its Articles of Incorporation (announced on February 3, 2014), the Company was only authorized to issue 100,000,000 shares of its common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void.  On June 29, 2015, the Company sent to its shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting the Company proposed to rectify the technical flaw in its earlier effort to increase its authorized capital.  On July 28, 2015, we closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement which settled a debt to Mr. Hislop equal to $1,340,000 immediately following shareholder approval of the increase in our authorized capital on July 23, 2015. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000 in the year ended March 31, 2016.

On August 4, 2015, Paltar Nation entered into a secured convertible note purchase agreement with David N. Siegel Dynasty Trust, pursuant to which Paltar Nation issued a secured convertible promissory note in the principal amount of $584,000 in consideration for $584,000.  The secured convertible promissory note bears interest at the rate of 10% per annum (15% per annum on and after the maturity date or an Event of Default (as defined below)) and matured on August 4, 2016.  The entire unpaid principal sum of the secured convertible promissory note will become immediately due and payable upon a material breach by (a) Paltar Nation of the note, another note or the secured convertible note purchase agreement, or (b) Wotan Group Limited, an Australian limited company, of the pledge agreement, described below, in each case that is not cured within 30 days of such breach (referred to as an “Event of Default”).

David N. Siegel Dynasty Trust is a trust controlled by David N. Siegel, Chairman of the Board and a director of Nation Energy Inc.

As of June 30, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $52,960. The loan was not repaid on August 4, 2016 and continues to accrue interest at a rate of 15% per annum.

Upon a sale of Paltar Nation’s limited partnership interests (“Interests”) in a single transaction or a series of related transactions yielding gross cash proceeds to Paltar Nation of at least $20,000,000 (including $584,000 from the sale of the secured convertible promissory note to David N. Siegel Dynasty Trust) on or before the maturity date (the “Qualified Financing”), the principal and any accrued but unpaid interest under the note will automatically be converted into Interests.  The Interests to be issued to David N. Siegel Dynasty Trust upon conversion will be equal to the quotient obtained by dividing (i) the entire principal amount of the note plus any accrued but unpaid interest under the note by (ii) 80.00% of the per-Interest price of the Interests sold to persons other than David N. Siegel Dynasty Trust and other holders of the notes, if any, in the Qualified Financing.

In connection with the secured convertible note purchase agreement, Paltar Nation entered into a pledge agreement dated as of August 4, 2015 with Wotan Group Limited, pursuant to which Wotan Group Limited pledged to David N. Siegel Dynasty Trust a continuing first priority security interest in a number of Wotan Group Limited’s shares of Paltar Petroleum Limited equal to five multiplied by the sum of the aggregate outstanding principal amounts owed under the note and Paltar Nation agreed to pay a commitment fee to Wotan Group Limited equal to $250,000 from the proceeds of the secured convertible promissory notes upon the receipt by Paltar Nation of proceeds from the sale of such notes equal to or greater than $2,500,000 in the aggregate and an additional commitment fee of $250,000 upon conversion of all of such notes.

On August 5, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,742). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of June 30, 2016, the principal balance of the loan was $7,742 and accrued interest payable of $1,050.

On August 25, 2015, the Company entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of June 30, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $1,270.

On September 10, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,645). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of June 30, 2016 the principal balance of the loan was $4,645 and accrued interest payable of $561.

On September 24, 2015, the Company entered into a promissory note with a related party, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of June 30, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $573.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of June 30, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $805.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of June 30, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $6,463.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of June 30, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $576.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of June 30, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $548.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of June 30, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $285.

Effective May 31, 2016, all of the initial earning agreements between the Company’s subsidiary Nation Energy (Australia) Pty Ltd. and Paltar Petroleum Limited (“Paltar”), and Paltar’s subsidiary Officer Petroleum Pty Ltd., were amended and revised to consolidate and clarify terms of consideration thereunder. Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of AUD$24,322,501, with payment guaranteed by the Company. As additional consideration, seven days after delivery to the Company of Paltar’s audited financial statements for the three most recent fiscal years, together with such additional fiscal period financial statements as may be required for reporting by the Company under applicable SEC regulations, the Company will issue 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar.

Our directors David Siegel and Darrel Causbrook, and our Vice President Carmen Lotito, are shareholders in Paltar; additionally, Carmen Lotito is Executive Vice President of Paltar and Darrel Causbrook is a director of Paltar.

Note 7.   Subsequent Events

1.   On August 16, 2016, but effective May 31, 2016, the Company entered into a fourth amendment to the third amended and restated agreement to clarify the per share consideration price under the agreement.

2.  The Company’s majority owned subsidiary Nation SLP, LLC is conducting an unregistered offering of its membership interests for a maximum capital raise of $3,400,000.  The offering is expected to end in August 2016, but may be extended at the discretion of the Company.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" of the annual report on Form 10-K for the year ended March 31, 2016 and the risks set out below, any of which may cause our company’s or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

•         conflicts of interest between Paltar Petroleum Limited and our company, including those that arise as the result of those certain earning agreements dated effective May 31, 2016, and those that arise as the result of our having officers and directors in common;

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

Our Current Business

We currently have no business and operate as a shell company. We are in the process of evaluating the merits of joint venture opportunities in the resource sector.  As discussed in Plan of Operation, below, we identified one such opportunity in Australia, which we have been pursuing for the last few years.  Since 2013, we have focused all of our effort on refining this opportunity in Australia and moving it forward with the intent to eventually explore the acreage involved, which is located in Northern and Western Australia, for oil and gas, and to exploit any resource that we find.  Also as discussed in Plan of Operation, below, we have recently signed a series of earning agreements with respect to this opportunity, and we are now considering our next steps in progressing this opportunity.  We intend to focus all of our attention and resources on this opportunity for the near term, though we can offer no assurance that we will have any success in our efforts to progress it or, if we do, that we will discover any oil or gas in commercially exploitable quantities.

Plan of Operation

The following is a discussion and analysis of our plan of operation and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated. On August 16, 2016, but effective as of May 31, 2016, the Company entered into a fourth amendment to the third amended and restated agreement to clarify the per share consideration price contemplated in the agreement.

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

Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. currently owns 100% of the membership interests in Nation GP, LLC and a 76.12% membership interests in Nation SLP, LLC. During the three-month period ended June 30, 2016, the Company sold 37.5 units (equal to 1.38% ownership) at $20,000 per unit for total gross proceeds of $750,000. The additional 22.5% ownership belongs to Beetaloo Basin.. Non-controlling interest in Nation SLP was immaterial for the three-months ended June 30, 2016.

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

Each of the seven initial earning agreements, all of which are dated August 30, 2015, (six of which are further amended by the Master Amendment to Six Earning Agreements dated December 28, 2015 but effective as of December 17, 2015 and by the Second Master Amendment to Six Earning Agreements dated February 9, 2016 but effective as of February 8, 2016, and one of which is amended by the First Amendment to EP 468 Earning Agreement dated December 28, 2015 but effective as of December 17, 2015 and by the Second Amendment to EP 468 Earning Agreement dated February 9, 2016 but effective as of February 8, 2016) granted certain rights and imposed certain obligations on Nation Australia in respect of the blocks of land described.  In the aggregate, these blocks of land comprise 1,003,400 acres of the 8,936,800 acres covered by the seven Exploration Permits.  Each of the seven initial earning agreements follows one of two negotiated templates (depending on whether the underlying interest in the Exploration Permit is 100% owned by Paltar), with variations in the applicable standard form driven by the specific circumstances affecting each Exploration Permit.  Each initial earning agreement contains general terms and conditions, a description of the area covered a list of the encumbrances affecting the area, an amount of money to be paid by Nation Australia on or before March 31, 2016 (since amended to a later date), and a commitment to pay 100% of the costs under applicable work programs and budgets.  Paltar will act as the operator subject to overall supervision by an Operating Committee comprised of one representative from each of Paltar and Nation Australia.  With respect to the initial earning agreements covering the Exploration Permits for which Paltar does not own a 100% interest, ownership of the Exploration Permits remains with Paltar during the term of the initial earning agreements, but if Paltar discovers a commercially exploitable accumulation of petroleum on any affected block it must transfer any production license granted in respect of that discovery to Nation Australia, insofar as it covers blocks subject to the earning agreement.  In connection with such transfer, Paltar is permitted to retain for itself an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license. With respect to the initial earning agreements covering the Exploration Permits for which Paltar owns a 100% interest, upon Nation Australia spending at least the Earning Amount specified therein in expenditure before the end of the Earning Period also specified therein, Nation Australia will acquire a beneficial interest of 25% in the underlying Exploration Permit and any production license granted in connection therewith.  If a 25% interest in a production license is acquired by Nation Australia pursuant to these earning agreements, Nation Australia may, at its option for a period of ninety days thereafter, acquire the remaining 75% interest held by Paltar in exchange for the grant of an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license.

Effective May 31, 2016, all of the initial earning agreements were amended and revised to consolidate and clarify terms of consideration thereunder (the “May 31, 2016 Earning Agreements”). Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of AUD$24,322,501, with payment guaranteed by Nation. As additional consideration, seven days after delivery to Nation of Paltar’s audited financial statements for the three most recent fiscal years, together with such additional fiscal period financial statements as may be required for reporting by Nation under applicable SEC regulations, Nation will issue 900,000,000 of its common shares to Paltar, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended. The May 31, 2016 Earning Agreements have the same terms as stated above in the initial earning agreements regarding work programs, overriding royalty, and the option to acquire more interest.

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

The third amended and restated agreement contemplates that, as stated in the May 31, 2016 Earning Agreements, Nation has agreed to issue to Paltar, from the Company’s treasury 900,000,000 common shares at an agreed value of $0.03 and one-third cent per share as consideration for the other transactions described in the third amended and restated agreement.  All of Nation Energy’s common shares to be issued pursuant to the third amended and restated agreement are to be held in escrow for at least three years.  The escrow agent is to be a newly-formed Delaware limited liability company with a board of four managers.  David Siegel, and John Hislop are each currently a director of the Company; each have certain rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement.  Marc Bruner also has rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement. Each of Messrs. Siegel and Bruner currently own Paltar equity, while Mr. Hislop has the right to acquire Paltar equity.  A fourth director of the Company, who has yet to be identified and appointed and who will not own any Paltar equity, is to serve as the fourth manager of the escrow agent’s board of managers.  Each of the four managers will hold one vote and Mr. Bruner, or the manager elected by the board of managers in the event Mr. Bruner no longer serves on the board of managers, will hold a tie-breaking vote in the event of deadlock.

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

On June 24, 2016, Mr. Bruner resigned as a member of the Company’s Board of Directors, President and Chief Executive Officer, effective as of March 15, 2016, Also on June 24, 2016, effective as of March 15, 2016, Mr. Hislop resumed the duties of President and Chief Executive Officer on an interim basis.

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

Disclosure of Outstanding Share Data

As of August 22, 2016 we had 150,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended June 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2016, which are included herein.

Our operating results for the three months ended June 30, 2016, for the three months ended June 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Difference Increase/(Decrease) %
General and administrative	$328,225	$49,170	568%
Interest expense	$102,772	$48,393	112%
Foreign Exchange Gain	$6,193	$-	100%
Net (loss)	($424,804)	($97,563)	335%

We generated a net (loss) of ($424,804) for the three months ended June 30, 2016 compared to a net (loss) of ($97,563) for the three months ended June 30, 2015.  This increased loss is primarily due to increased legal fees, consulting fees and office expenses pertaining to the Paltar Agreements. Net (loss) per common share for the three months ended June 30, 2016 was ($0.003) compared to ($0.007) per common share for the three months ended June 30, 2015.  General and administrative expenses increased to $328,225 during the three months ended June 30, 2016 from $49,170 during the three months ended June 30, 2015. This increase is primarily due to increased legal fees of $67,789, consulting and management fees of $160,735 and rent of $30,000  pertaining to the Paltar Agreements in the three months ended June 30, 2016 compared to legal fees of $24,387, $nil consulting fees and $nil rent in 2015.

Interest expense for the three months ended June 30, 2016 totaled $102,772 compared to $48,393 for the three months ended June 30, 2015.  The increase was primarily due to the new promissory note issued to Paltar Petroleum Limited in May 2016 described above under the heading “Plan of Operation”.

We reported a foreign currency translation gain of $6,193 for the three months ended June 30, 2016 compared to a $nil for the three months ended June 30, 2015.  This is due to transaction gains resulting from loans denominated in CAD. There were no transaction gains during the three months ended June 30, 2015.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & Management Information Services	$6,811	$238	27,617%
Management Fees	$60,000	$0	100%
Consulting	$100,735	$0	100%
Legal fees	$67,789	$24,387	178%
Rent	$30,000	$0	100%
Transfer Agent & Filing Fees	$10,390	$7,545	38%
Accounting	$42,000	$6,500	546%
Total Expenses	$328,225	$49,170	568%

General and administrative expenses increased to $328,225 in the three month period ended June 30, 2016 from $49,170 in the three month period ended June 30, 2015.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $6,811 in the three month period ended June 30, 2016 from $238. This increase is primarily due to travel and entertainment expenses of $5,574 in the three month period ended June 30, 2016 compared to $nil in 2015.  Management fees were $60,000 in the three month period ended June 30, 2016 compared to $nil in 2015. This is due to a Management Services Agreement between the Company and Carmen J. Lotito. Legal fees increased to $67,789 in the three month period ended June 30, 2015 from $24,387 during the prior fiscal year due to increased legal fees relating to the Paltar Agreement and subsequent amendments. Rent was $30,000 for the Denver office in the three month period ended June 30, 2016 compared to $nil in 2015. Filing fees and transfer agent fees increased to $10,390 in the three month period ended June 30, 2016 compared to $7,545 in the three month period ended June 30, 2015. Accounting fees increased to $42,000 from $6,500 in the comparative three month period. The increase is primarily due to accounting fees incurred as a result of the Paltar transaction.

Liquidity and Financial Condition

Working Capital

	June 30, 2016	March 31, 2016
Current Assets	$427,349	$1,334
Current Liabilities	$7,634,388	$11,140,733
Working Capital (Deficiency)	($7,207,039)	($11,139,399)

Cash Flows

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cash flows (used in) Operating Activities	($397,867)	($14,839)
Cash flows provided by Investing Activities	$750,000	$Nil
Cash flows provided by Financing Activities	$82,100	$Nil
Effect of exchange rate changes on cash	($8,218)	($22,060)
Net increase (decrease) in cash	$426,015	($36,899)

Operating Activities

Net cash (used in) operating activities was ($397,867) for the three months ended June 30, 2016 compared with net cash (used in) operating activities of ($14,839) for the same period in 2015.  The increase in cash (used in) operating activities is attributed to the increased loss of ($424,804) in the three months ended June 30, 2016 compared to a loss of ($97,563) in 2015.

Investing Activities

Net cash provided by investing activities was $750,000 for the three months ended June 30, 2016 and $nil for the three months ended June 30, 2015. The $750,000 was received from membership purchase agreements in the subsidiary, Nation SLP, LLC.

Financing Activities

Net cash provided by financing activities was $82,100 in the three month period ended June 30, 2016 compared to $nil in the three month period ended June 30, 2015. This increase in financing activities is due to the new loans entered into during the three months ended June 30, 2016.

Loans Payable

On April 21, 2015, we entered into a debt settlement and subscription agreement with our chief financial officer and director, John Hislop whereby we agreed to settle a portion of the indebtedness, in the amount of $1,340,000, by allotting and issuing to John Hislop 134,000,000 shares of our common stock at a deemed price of $0.01 per share.  On April 24, 2015, we announced that we had issued 134,000,000 shares of our common stock at a deemed price of $0.01 per share to Mr. Hislop.  However, due to a technical flaw in the process of adopting the amendment to our Articles of Incorporation (announced on February 3, 2014), we were only authorized to issue 100,000,000 shares of our common stock on April 23, 2015, and the issuance to Mr. Hislop on April 23, 2015, was therefore void.  On June 29, 2015, we sent to our shareholders a proxy statement for a shareholder meeting to be held July 22, 2015, at which meeting we proposed to rectify the technical flaw in our earlier effort to increase our authorized capital.  On July 28, 2015, we closed the debt settlement agreement and reissued the 134,000,000 shares to Mr. Hislop pursuant to the debt settlement and subscription agreement which settled a debt to Mr. Hislop equal to $1,340,000 immediately following shareholder approval of the increase in our authorized capital on July 23, 2015. The shares were valued at $4,690,000 ($0.035 per share based upon market price). The Company recorded a loss on extinguishment of debt of $3,350,000 during the year-ended March 31, 2016.

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

As of June 30, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $52,960. The loan was not repaid on August 4, 2016 and continues to accrue interest at a rate of 15% per annum.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,742). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of June 30, 2016, the principal balance of the loan was $7,742 and accrued interest payable of $1,050.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of June 30, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $1,270.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,645). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of June 30, 2016, the principal balance of the loan was $4,645 and accrued interest payable of $561.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of June 30, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $573.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015 for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of June 30, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $1,266.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of June 30, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $805.

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

As of June 30, 2016, the principal balance of the loan was $100,000 and accrued interest payable of $7,562.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of June 30, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $6,463.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of June 30, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $576.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of June 30, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $548.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of June 30, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $285.

On May 31, 2016, Nation Australia entered into a promissory note with Paltar Petroleum Limited for AUD$24,322,501 (US$18,078,915). Interest shall accrue from the date of this promissory note on the unpaid principal amount hereunder at a rate equal to 5.00% per annum; provided, that on and after the maturity date of May 31, 2019 or an event of default, interest shall accrue from and after such date on the unpaid principal and all accrued but unpaid interest of this note at a rate equal to 10.00% per annum.  As of June 30, 2016, the principal balance of the loan was $18,078,945 and accrued interest payable was $76,773.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $13 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in the three months ended June 30, 2016 totaled ($397,867) versus cash (used in) operating activities of ($14,839) in the three months ended June 30, 2015.  Cash balances were $427,349 and $1,334 as of June 30, 2016 and March 31, 2016, respectively. Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have a limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of June 30, 2016, we had cash of $427,349.  We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by the third amended and restated agreement with Paltar Petroleum.  Paltar Nation was formed for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits. We also anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:

1.     Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

2.     Lack of proper recording and analysis of accounting matters. During the three months ended June 30, 2016, we reclassed certain amounts between subsidiaries in order to accurately account for transactions on the entity level. The impact upon consolidation was immaterial.

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

2.       We intend to evaluate transactions quarterly to ensure accurate accounting at the entity level.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of June 30, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $1,698.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of June 30, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $1,698.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of June 30, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $1,698.

The Company’s majority owned subsidiary Nation SLP, LLC is conducting an unregistered offering of its membership interests for a maximum capital raise of $3,400,000.  The offering is expected to end in August 2016, but may be extended at the discretion of the Company.  The proceeds from the offering will be used for working capital purposes.

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

10.4      Promissory Note issued to John Hislop, dated July 18, 2014 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.5      Promissory Note issued to John Hislop, dated September 2, 2014 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.6      Amended and Restated Agreement with Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014).

10.7      Debt Settlement Agreement with John Hislop dated April 21, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2015).

10.8      Promissory Note issued to John Hislop, dated January 29, 2015 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.9      Second Amended and Restated Agreement with Paltar Petroleum Limited dated June 13, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.10    Third Amended and Restated Agreement with Paltar Petroleum Limited dated August 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.11    Option Agreement dated August 30, 2015 Agreement with Paltar Petroleum Limited (ACN 149 987 459) dated August 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.12    EP 136 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.13    EP 143 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.14    EP 231 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.15    EP 232 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.16    EP 234 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.17    EP 237 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.18    EP 468 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Officer Petroleum Pty Ltd. (ACN 142 330 738) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.19    Secured Convertible Promissory Note issued to David N. Siegel Family Trust 2015 dated August 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2015).

10.20    Promissory Note issued to John Hislop, dated August 5, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.21    Promissory Note issued to John Hislop, dated August 25, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.22    Promissory Note issued to John Hislop, dated September 10, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.23    Promissory Note issued to John Hislop, dated September 24, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.24    First Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective December 17, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.25    Master Amendment to Six Earning Agreements dated effective December 17, 2015 between Paltar Petroleum Limited (ACN 149 987 459) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.26    First Amendment to EP 468 Earning Agreement dated effective December 17, 2015 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.27    Second Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective February 8, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.28    Second Master Amendment to Six Earning Agreements dated effective February 8, 2016 between Paltar Petroleum Limited (ACN 149 987 459) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.29    Second Amendment to EP 468 Earning Agreement dated effective February 8, 2016 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.30    Amendment to Option Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective February 12, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.31    Promissory Note issued to John Hislop, dated October 29, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016).

10.32    Promissory Note issued to Michael B. Cox, dated November 27, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016).

10.33    Promissory Note issued to David N. Siegel Dynasty Trust dated November 16, 2015, dated September 30, 2015. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.34    Promissory Note issued to David N. Siegel Revocable Trust 2009, dated March 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.35    Promissory Note issued to David N. Siegel Revocable Trust 2009, dated April 8, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.36    Promissory Note issued to David N. Siegel Revocable Trust 2009, dated May 3, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.37    Promissory Note issued to John Hislop, dated May 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.38    EP 136 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.39    EP 143 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.40    EP 231 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.41    EP 232 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.42    EP 234 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.43    EP 237 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.44    EP 468 Final Earning Agreement dated effective May 31, 2016 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.45    Third Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459), effective May 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.46    Promissory Note issued from Nation Australia to Paltar Petroleum dated May 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.47    Management Services Agreement dated June 25, 2016, but effective July 22, 2015, between Nation Energy (Australia) Pty Ltd. and Carmen J. Lotito. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.48*   Fourth Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459), effective May 31, 2016.

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

Date:  August 22, 2016

EXHIBIT 31.1

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

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date:  August 22, 2016

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)     the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended June 30, 2016 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: August 22, 2016

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)