Form 10-Q
period 2016-09-30
NATION ENERGY INC
filed 2016-11-21
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [ ]     No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]                                                                                Accelerated filer            [  ]

Non-accelerated filer      [  ] (Do not check if a smaller reporting company)           Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  1,050,020,000 common shares issued and outstanding as of November 21, 2016.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and March 31, 2016.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2016 and 2015 (unaudited)

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

PART II.           OTHER INFORMATION

Item 1.  Legal Proceedings

Item 1A.Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended September 30, 2016 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$ 91,772	$ 1,334
Accounts receivable	$ 39,785	$ -
Total current assets	131,557	1,334

Non-current assets:
Petroleum and natural gas interests	55,783,639	29,559,563
Total non-current assets	55,783,639	29,559,563

Total assets	$ 55,915,196	$29,560,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 764,855	$ 9,710,946
Accounts payable and accrued expenses - related party	6,897,898	497,842
Loans payable - related party, current	965,130	827,698
Loans payable - current	109,260	104,247
Total current liabilities	8,737,143	11,140,733

Long term liabilites
Loans payable - related party - net of current	18,990,646	38,211
	27,727,787	11,178,944
Stockholders' equity
Common stock, no par value; 5,000,000,000	$ 31,356,020	$ 1,356,020
shares authorized; 1,050,020,000 shares issued
and outstanding
Obligation to issue shares	-	20,000,000
Additional paid-in capital	10,218,380	10,218,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(7,517,128)	(6,352,733)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(30,151)	-
	27,187,407	18,381,953
Noncontrolling interest in consolidated subsidiary	1,000,000	-
Total stockholders' equity	28,187,407	18,381,953

Total liabilities and stockholders' equity	$ 55,915,196	$29,560,897

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Six Months Ended September 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30	September 30	September 30	September 30
	2016	2015	2016	2015

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-

Operating income	-	-	-	-

General and administrative expenses
Consulting	135,185	11,000	235,920	11,000
Legal fees	165,699	295,977	233,488	320,364
Management fees	54,399	-	114,399	-
Accounting fees	19,030	5,000	61,030	11,500
Rent expense	28,228	-	58,228	-
Other general and administrative expenses	70,991	17,742	98,692	36,025
Total General and administrative expenses	473,532	329,719	801,757	378,889

(Loss) before other income (expense)	(473,532)	(329,719)	(801,757)	(378,889)

Other income (expense):
(Loss) on extinguishment of debt	-	(3,350,000)	-	(3,350,000)
Interest (expense)	(261,084)	(18,446)	(363,856)	(66,839)
Foreign exchange gain (loss)	(4,975)	-	1,218	-
Total other income (loss)	(266,059)	(3,368,446)	(362,638)	(3,416,839)

Net (loss)	(739,591)	(3,698,165)	(1,164,395)	(3,795,728)

Non-controlling interest
(Income) attributable to noncontrolling interest	-	-	-	-

Net (loss) attributable to Nation Energy Inc's
shareholders	(739,591)	(3,698,165)	(1,164,395)	(3,795,728)

Foreign currency translation gain (loss)	(21,933)	54,059	(30,151)	31,999

Comprehensive (loss)	$ (761,524)	$ (3,644,106)	$ (1,194,546)	$ (3,763,729)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	1,050,020,000	150,020,000	1,050,020,000	150,020,000

Net loss per common
share - basic and diluted	$ (0.001)	$ (0.024)	$ (0.001)	$ (0.025)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2016 and 2015
(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities:
Net (loss) attributable to Nation Energy Inc's
shareholders	$ (1,164,395)	$ (3,795,728)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on extinguishment of debt	$ -	$ 3,350,000
Changes in working capital:
(Increase) in accounts receivable	(39,785)	-
Increase in accounts payable	92,090	292,009
Increase (decrease) in accounts payable - related party	150,579	(517,754)
Net cash (used in) operating activities	(961,511)	(671,473)

Cash flows from investing activities:
Sale of noncontrolling interest	1,000,000	-
Net cash provided by investing activities	1,000,000	-

Cash flows from financing activities:
Proceeds from loan payable - related party	82,100	611,151
Net cash provided by financing activities	82,100	611,151

Effect of currency rate change (loss) gain	(30,151)	16,632

Net increase (decrease) in cash	90,438	(43,690)

Beginning balance, cash	1,334	47,479

Ending balance, cash	$ 91,772	$ 3,789

Non-cash investing and financing activities:
Share issuance for debt settlement	$ -	1,340,000
Share issuance for natural gas interest	$ 30,000,000	-
Loan payable for natural gas interests	$ 18,957,322	-
Obligation to issue shares	$ -	20,000,000
Petroleum and natural gas interests	$ 26,224,076	26,894,148

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

Notes to Condensed Consolidated Unaudited Interim Financial Statements

September 30, 2016

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

On July 8, 2015, the Company formed Paltar Nation Limited Partnership (“Paltar Nation”), a Delaware limited partnership between Nation GP, as the general partner of the partnership and Nation SLP as the limited partner (which is currently the sole limited partner of Paltar Nation). Nation Energy Inc. currently owns 100% of the membership interests in Nation GP, LLC and a 75.66% membership interests in Nation SLP, LLC. During the six-month period ended September 30, 2016, the Company sold 50 units (equal to 1.84% ownership) at $20,000 per unit for total gross proceeds of $1,000,000. The additional 22.5% ownership belongs to Beetaloo Basin. Non-controlling interest in Nation SLP was immaterial for the six-months ended September 30, 2016.

The Company formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008 (prior to the development stage), the Company accumulated a deficit of ($6,839,714).  During the development stage, the Company has accumulated a deficit of ($7,517,128).

Note 2. Reclassification of Certain Balances

Certain immaterial balances on the condensed consolidated balance sheet for the year ended March 31, 2016, have been reclassified, with no effect on net income (or earnings per common share), to be consistent with classifications adopted for the six months ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($7,517,128) during the development stage. The Company had working capital and stockholders’ equity (deficits) of ($8,605,586) and ($28,187,407) at September 30, 2016, respectively, and working capital and stockholders’ equity (deficits) of ($11,139,399) and ($18,381,953) at March 31, 2016, respectively. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $21,000 for the six months ended September 30, 2016 and 2015 and $10,500 for the three months ended September 30, 2016 and 2015.

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

David N. Siegel Dynasty Trust is a trust controlled by David N. Siegel, Chairman of the Board and a director of Nation Energy Inc.

As of September 30, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $72,240. The loan was not repaid on August 4, 2016 and continues to accrue interest at a rate of 15% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close on December 31, 2016.

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

On August 5, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,624). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of September 30, 2016, the principal balance of the loan was $7,624 and accrued interest payable of $1,322.

On August 25, 2015, the Company entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of September 30, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $1,648.

On September 10, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,574). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of September 30, 2016 the principal balance of the loan was $4,574 and accrued interest payable of $726.

On September 24, 2015, the Company entered into a promissory note with a related party, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of September 30, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $762.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of September 30, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $1,106.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of September 30, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $11,280.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of September 30, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $1,215.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of September 30, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $1,417.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of September 30, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $1,158.

Effective May 31, 2016, all of the initial earning agreements between the Company’s subsidiary Nation Energy (Australia) Pty Ltd. and Paltar Petroleum Limited (“Paltar”), and Paltar’s subsidiary Officer Petroleum Pty Ltd., were amended and revised to consolidate and clarify terms of consideration thereunder. Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of $18,643,197 (AUD$24,322,501), with payment guaranteed by the Company. As additional consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar.

Our directors David Siegel and Darrel Causbrook, and our Vice President Carmen Lotito, are shareholders in Paltar; additionally, Carmen Lotito is Executive Vice President of Paltar and Darrel Causbrook is a director of Paltar.

Note 7.   Subsequent Events

The Company’s majority owned subsidiary Nation SLP, LLC is conducting an unregistered offering of its membership interests for a maximum capital raise of $5,000,000.  The offering is expected to end in December 2016, but may be extended at the discretion of the Company.

On November 2, 2016, the Board of Directors of Nation Energy, Inc approved the 2016 Equity Incentive Plan and submitted the plan for approval by majority vote of the common stock holders at the Company’s Annual Meeting of Stockholders which was held on November 18, 2016.

The Company held its 2016 Annual Meeting of Stockholders on November 18, 2016. All resolutions placed before the shareholders were voted in favor.

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

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated. On August 16, 2016, but effective as of May 31, 2016, the Company entered into a fourth amendment to the third amended and restated agreement to clarify the per share consideration price contemplated in the agreement. Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of $18,643,197 (AUD$24,322,501), with payment guaranteed by the Company. As additional consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar.

Upon the issuance of 900,000,000 shares to Paltar on September 29, 2016, it acquired control of the Company as it now holds 85.7% of the issued and outstanding voting common stock of the Company.

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

Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. currently owns 100% of the membership interests in Nation GP, LLC and a 75.66% membership interests in Nation SLP, LLC. During the six-month period ended September 30, 2016, the Company sold 50 units (equal to 1.84% ownership) at $20,000 per unit for total gross proceeds of $1,000,000. The additional 22.5% ownership belongs to Beetaloo Basin. Non-controlling interest in Nation SLP was immaterial for the six-months ended September 30, 2016.

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

Effective May 31, 2016, all of the initial earning agreements were amended and revised to consolidate and clarify terms of consideration thereunder (the “May 31, 2016 Earning Agreements”). Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of $18,643,197 (AUD$24,322,501), with payment guaranteed by Nation. As additional consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar. The May 31, 2016 Earning Agreements have the same terms as stated above in the initial earning agreements regarding work programs, overriding royalty, and the option to acquire more interest.

In addition to the seven initial earning agreements, the parties entered into an option agreement dated August 30, 2015, pursuant to which Paltar granted to Nation an option to purchase, exercisable until August 30, 2016, interests in Exploration Permits EP136, EP143, EP231, EP232, EP 234 and EP237, all related business, financial, technical, geophysical, geological, geochemical and environmental information and data that Paltar has the legal right to convey, certain Applications for exploration permits, and all of the issued and outstanding shares of Officer (collectively, the “Assets”) for a purchase price of AUD$10,000,000 (approximately US$7,223,844). The option agreement was amended effective February 12, 2016, to change the purchase price to 300,000,000 shares of common stock of the Company. Upon the execution of the May 31, 2016 Earning Agreements, the option agreement was terminated and released by Nation.

As share consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, as consideration for the other transactions described in the third amended and restated agreement.  All of Nation Energy’s common shares to be issued pursuant to the third amended and restated agreement are to be held in escrow for at least three years.  The escrow agent is to be a newly-formed Delaware limited liability company with a board of four managers.  David Siegel, and John Hislop are each currently a director of the Company; each have certain rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement.  Marc Bruner also has rights to appoint managers to the escrow agent’s board of managers, as more specifically set forth in the third amended and restated agreement. Each of Messrs. Siegel and Bruner currently own Paltar equity, while Mr. Hislop has the right to acquire Paltar equity.  A fourth director of the Company, who has yet to be identified and appointed and who will not own any Paltar equity, is to serve as the fourth manager of the escrow agent’s board of managers.  Each of the four managers will hold one vote and Mr. Bruner, or the manager elected by the board of managers in the event Mr. Bruner no longer serves on the board of managers, will hold a tie-breaking vote in the event of deadlock.

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

Disclosure of Outstanding Share Data

As of November 21, 2016 we had 1,050,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2016, which are included herein.

Our operating results for the three months ended September 30, 2016, for the three months ended September 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Difference Increase/(Decrease) %
General and administrative	$473,532	$329,719	44%
Interest expense	$261,084	$18,446	1,315%
Foreign Exchange Gain (Loss)	($4,975)	$-	(100%)
Net (loss)	($739,591)	($3,698,165)	(80%)

We generated a net (loss) of ($739,591) for the three months ended September 30, 2016 compared to a net (loss) of ($3,698,165) for the three months ended September 30, 2015.  This decreased loss is primarily due to the loss on extinguishment of debt due to a settlement agreement with John Hislop in the three months ended September 30, 2015.  Net (loss) per common share for the three months ended September 30, 2016 was ($0.001) compared to ($0.024) per common share for the three months ended September 30, 2015.  General and administrative expenses increased to $475,532 during the three months ended September 30, 2016 from $329,719 during the three months ended September 30, 2015. This increase is primarily due to increased consulting fees of $135,185 during the three months ended September 30, 2016 compared to $11,000 during the three months ended September 30, 2015 and management fees of $54,399 and rent of $28,228  in the three months ended September 30, 2016 compared to $nil management fees and $nil rent in 2015.

Interest expense for the three months ended September 30, 2016 totaled $261,084 compared to $18,446 for the three months ended September 30, 2015.  The increase was primarily due to the new promissory note issued to Paltar Petroleum Limited in May 2016 described above under the heading “Plan of Operation”.

We reported a foreign currency translation gain of $4,975 for the three months ended September 30, 2016 compared to a $nil for the three months ended September 30, 2015.  This is due to transaction gains resulting from loans denominated in CAD. There were no transaction gains during the three months ended September 30, 2015.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & Management Information Services	$59,907	$779	7,590%
Management Fees	$54,399	$0	100%
Consulting	$135,185	$11,000	1,129%
Legal fees	$165,699	$295,977	(44%)
Rent	$28,228	$0	100%
Transfer Agent & Filing Fees	$584	$6,464	(91%)
Accounting	$19,030	$5,000	281%
Total Expenses	$473,532	$329,719	44%

General and administrative expenses increased to $473,532 in the three month period ended September 30, 2016 from $329,719 in the three month period ended September 30, 2015.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $59,907 in the three month period ended September 30, 2016 from $779. This increase is primarily due to travel and entertainment expenses of $51,845 in the three month period ended September 30, 2016 compared to $nil in 2015 and insurance expense for the oilfield operations in Australia of $6,412 in the three month period ended September 30, 2016 compared to $nil in the same period of 2015.  Management fees were $54,399 in the three month period ended September 30, 2016 compared to $nil in 2015. This is due to a Management Services Agreement between the Company and Carmen J. Lotito. Legal fees decreased to $165,699 in the three month period ended September 30, 2015 from $295,977 during the prior fiscal year due to reduced legal fees relating to the Paltar Agreement and subsequent amendments. Rent was $28,228 for the Denver office in the three month period ended September 30, 2016 compared to $nil in 2015. Filing fees and transfer agent fees decreased to $584 in the three month period ended September 30, 2016 compared to $6,464 in the three month period ended September 30, 2015. Accounting fees increased to $19,030 from $5,000 in the comparative three month period. The increase is primarily due to accounting fees incurred as a result of the Paltar transaction.

RESULTS OF OPERATIONS – Six Months Ended September 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2016, which are included herein.

Our operating results for the six months ended September 30, 2016, for the six months ended September 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015	Difference Increase/(Decrease) %
General and administrative	$801,757	$378,889	112%
Interest expense	$363,856	$66,839	444%
Foreign Exchange Gain	$1,218	$0	100%
Net (loss)	($1,164,395)	($3,795,728)	(69%)

We generated a net (loss) of ($1,164,395) for the six months ended September 30, 2016 compared to a net (loss) of ($3,795,728) for the six months ended September 30, 2015.  This decreased loss is primarily due to the loss on extinguishment of debt due to a settlement agreement with John Hislop in the six months ended September 30, 2015.  Net (loss) per common share for the six months ended September 30, 2016 was ($0.001) compared to ($0.025) per common share for the six months ended September 30, 2015.  General and administrative expenses increased to $801,757 during the six months ended September 30, 2016 from $378,889 during the six months ended September 30, 2015. This increase is primarily due to increased consulting fees of $235,920 during the six months ended September 30, 2016 compared to $11,000 during the six months ended September 30, 2015 and management fees of $114,399 and rent of $58,228  in the six months ended September 30, 2016 compared to $nil management fees and $nil rent in 2015.

Interest expense for the six months ended September 30, 2016 totaled $363,856 compared to $66,839 for the six months ended September 30, 2015.  The increase was primarily due to the new promissory note issued to Paltar Petroleum Limited in May 2016 described above under the heading “Plan of Operation”.

We reported a foreign currency translation gain of $1,218 for the six months ended September 30, 2016 compared to a $nil for the six months ended September 30, 2015.  This is due to transaction gains resulting from loans denominated in CAD. There were no transaction gains during the six months ended September 30, 2015.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015	Difference Increase/(Decrease) %
Administration fees	$21,000	$21,000	0%
Office & Management Information Services	$66,717	$1,017	6,461%
Management Fees	$114,399	$0	100%
Consulting	$235,920	$11,000	2,045%
Legal fees	$233,488	$320,364	(27%)
Rent	$58,228	$0	100%
Transfer Agent & Filing Fees	$10,974	$14,009	(22%)
Accounting	$61,030	$11,500	431%
Total Expenses	801,756	$378,889	112%

General and administrative expenses increased to $801,756 in the six month period ended September 30, 2016 from $378,889 in the six month period ended September 30, 2015.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $66,717 in the three month period ended September 30, 2016 from $1,017. This increase is primarily due to travel and entertainment expenses of $57,419 in the six month period ended September 30, 2016 compared to $nil in 2015 and insurance expense for the oilfield operations in Australia of $6,412 in the six month period ended September 30, 2016 compared to $nil in the same period of 2015.  Management fees were $114,399 in the six month period ended September 30, 2016 compared to $nil in 2015. This is due to a Management Services Agreement between the Company and Carmen J. Lotito. Legal fees decreased to $233,488 in the six month period ended September 30, 2015 from $320,364 during the prior fiscal year due to reduced legal fees relating to the Paltar Agreement and subsequent amendments. Rent was $58,228 for the Denver office in the six month period ended September 30, 2016 compared to $nil in 2015. Filing fees and transfer agent fees decreased to $10,974 in the six month period ended September 30, 2016 compared to $14,009 in the six month period ended September 30, 2015. Accounting fees increased to $61,030 from $11,500 in the comparative three month period. The increase is primarily due to accounting fees incurred as a result of the Paltar transaction.

Liquidity and Financial Condition

Working Capital

	September 30, 2016	March 31, 2016
Current Assets	$131,557	$1,334
Current Liabilities	$8,737,143	$11,140,733
Working Capital (Deficiency)	($8,605,586)	($11,139,399)

Cash Flows

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Cash flows (used in) Operating Activities	($961,511)	($671,473)
Cash flows provided by Investing Activities	$1,000,000	$Nil
Cash flows provided by Financing Activities	$82,100	$611,151
Effect of exchange rate changes on cash	($30,151)	$16,632
Net increase (decrease) in cash	$90,438	($43,690)

Operating Activities

Net cash (used in) operating activities was ($961,511) for the six months ended September 30, 2016 compared with net cash (used in) operating activities of ($671,473) for the same period in 2015.  The increase in cash (used in) operating activities is attributed to the decreased net loss for the six months ending September 30, 2016. Net loss was higher in the six months ended September 30, 2015 primarily due to the loss on extinguishment of debt of $3,350,000 (described below) in the six months ended September 30, 2015 compared to $nil in 2016.

Investing Activities

Net cash provided by investing activities was $1,000,000 for the six months ended September 30, 2016 and $nil for the six months ended September 30, 2015. The $1,000,000 was received from membership purchase agreements in the subsidiary, Nation SLP, LLC.

Financing Activities

Net cash provided by financing activities was $82,100 in the six month period ended September 30, 2016 compared to $611,151 in the six month period ended September 30, 2015. This decrease in financing activities is due to the five new loans entered into during the six months ended September 30, 2015 totalling $611,151 compared to three loans totalling $82,100 during the six months ended September 30, 2016..

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

As of September 30, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $72,240. The loan was not repaid on August 4, 2016 and continues to accrue interest at a rate of 15% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close on December 31, 2016.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,624). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of September 30, 2016, the principal balance of the loan was $7,624 and accrued interest payable of $1,322.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of September 30, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $1,648.

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

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of September 30, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $762.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015 for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of September 30, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $1,629.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of September 30, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $1,106.

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

As of September 30, 2016, the principal balance of the loan was $100,000 and accrued interest payable of $9,260.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of September 30, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $11,280.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of September 30, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $1,215.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of June 30, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $1,417.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of September 30, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $1,158.

On May 31, 2016, Nation Australia entered into a promissory note with Paltar Petroleum Limited for AUD$24,322,501 (US$18,643,197). Interest shall accrue from the date of this promissory note on the unpaid principal amount hereunder at a rate equal to 5.00% per annum; provided, that on and after the maturity date of May 31, 2019 or an event of default, interest shall accrue from and after such date on the unpaid principal and all accrued but unpaid interest of this note at a rate equal to 10.00% per annum.  As of September 30, 2016, the principal balance of the loan was $18,643,197 and accrued interest payable was $314,125.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  Our company has incurred losses since inception in excess of $14 million and has only generated modest profitable operations when we commenced gas production in fiscal 2006.  We have relied solely on shareholder advances to participate and continue operations.

Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.  Our company is currently evaluating business opportunities and will require financing for acquisition of any new business venture.

Net cash (used in) operating activities in the six months ended September 30, 2016 totaled ($961,511) versus cash (used in) operating activities of ($671,473) in the six months ended September 30, 2015.  Cash balances were $91,772 and $1,334 as of September 30, 2016 and March 31, 2016, respectively. Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have a limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of September 30, 2016, we had cash of $91,772.  We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by the third amended and restated agreement with Paltar Petroleum.  Paltar Nation was formed for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits. We also anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:

1.     Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

2.     Lack of proper recording and analysis of accounting matters. During the six months ended September 30, 2016, we identified certain amounts between subsidiaries that were not recorded correctly on an entity level. These transactions have been reclassed in order to accurately account for transactions in the appropriate entity. The lack of review of financial transactions could result in a failure to detect errors or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of September 30, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $1,215.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of September 30, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $1,416.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of September 30, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $1,158.

The Company’s majority owned subsidiary Nation SLP, LLC is conducting an unregistered offering of its membership interests for a maximum capital raise of $5,000,000.  The offering is expected to end in December 2016, but may be extended at the discretion of the Company.  The proceeds from the offering will be used for working capital purposes.

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

10.48    Fourth Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459), effective May 31, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016).

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

101.1*   Temporary Hardship Exemption

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

Date:  November 21, 2016

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

Date:  November 21, 2016

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)     the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended September 30, 2016 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: November 21, 2016

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)