Form 10-Q
period 2016-12-31
NATION ENERGY INC
filed 2017-02-14
CIK 1081183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes [ X ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  1,050,020,000 common shares issued and outstanding as of February 14, 2017.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2016 (unaudited) and March 31, 2016.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2016 and 2015 (unaudited)

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

PART II.           OTHER INFORMATION

Item 1.  Legal Proceedings

Item 1A.Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the period ended December 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the period ended December 31, 2016 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Nation Energy, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$ 393,434	$ 1,334
Accounts receivable	39,785	-
Total current assets	433,219	1,334

Non-current assets:
Petroleum and natural gas interests, net	47,323,780	29,559,563
Total non-current assets	47,323,780	29,559,563

Total assets	$ 47,756,999	$29,560,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 1,148,790	$ 9,710,946
Accounts payable and accrued expenses - related party	6,705,845	497,842
Loans payable - related party, current	994,585	827,698
Loans payable - current	112,206	104,247
Total current liabilities	8,961,426	11,140,733

Long term liabilites
Loans payable - related party - net of current	18,135,082	38,211
	27,096,508	11,178,944
Stockholders' (deficit)
Common stock, no par value; 5,000,000,000	$ 31,356,020	$ 1,356,020
shares authorized; 1,050,020,000 shares issued
and outstanding
Obligation to issue shares	-	20,000,000
Additional paid-in capital	10,218,380	10,218,380
Accumulated (deficit) prior to the development stage	(6,839,714)	(6,839,714)
Accumulated (deficit) during the development stage	(13,724,811)	(6,352,733)
Accumulated comprehensive (loss):
Foreign currency translation (loss)	(1,749,385)	-
	19,260,491	18,381,953
Noncontrolling interest in consolidated subsidiary	1,400,000	-
Total stockholders' equity	20,660,491	18,381,953

Total liabilities and stockholders' equity	$ 47,756,999	$29,560,897

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Revenue:	$ -	$ -	$ -	$ -
Direct expenses:
Royalties	-	-	-	-
Operating	-	-	-	-

Operating income	-	-	-	-

Expenses
Consulting	103,089	21,970	339,009	32,970
Legal fees	127,473	158,630	360,961	478,994
Management fees	79,706	-	194,105	-
Accounting fees	17,202	13,100	78,232	24,600
Rent expense	33,629	-	91,857	-
Other general and administrative expenses	18,791	11,089	117,483	47,114
'Impairment of petroleum & natural gas interests	5,565,664	-	5,565,664	-
Total Expenses	5,945,554	204,789	6,747,311	583,678

(Loss) before other income (expense)	(5,945,554)	(204,789)	(6,747,311)	(583,678)

Other income (expense):
(Loss) on extinguishment of debt	-	-	-	(3,350,000)
Interest (expense)	(263,782)	(17,854)	(627,638)	(84,693)
Foreign exchange gain	1,652	-	2,870	-
Total other (expense)	(262,130)	(17,854)	(624,768)	(3,434,693)

Net (loss)	(6,207,684)	(222,643)	(7,372,079)	(4,018,371)

less: Non-controlling interest
(Income) attributable to noncontrolling interest	-	-	-	-

Net (loss) attributable to Nation Energy Inc's
shareholders	(6,207,684)	(222,643)	(7,372,079)	(4,018,371)

Other comprehensive (loss)

Foreign currency translation gain (loss)	(1,719,234)	26,954	(1,749,385)	58,953

Comprehensive loss	(7,926,918)	(195,689)	(9,121,464)	(3,959,418)

less: comprehensive loss attributable
to the noncontrolling interest	-	-	-	-

Comprehensive loss attributable to Nation
Energy Inc's shareholders	$ (7,926,918)	$ (195,689)	$ (9,121,464)	$ (3,959,418)

Per share information:
Weighted average number of
common shares outstanding
- basic and diluted	1,050,020,000	150,020,000	1,050,020,000	150,020,000

Net loss per common
share - basic and diluted	$ (0.008)	$ (0.001)	$ (0.009)	$ (0.026)

The accompanying notes are an integral part of these financial statements

Nation Energy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$ (7,372,079)	$ (4,018,371)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on extinguishment of debt	-	3,350,000
Impairment of petroleum & natural gas interests	5,565,664	-
Changes in working capital:
(Increase) in accounts receivable	(39,785)	-
Increase in accounts payable	478,974	425,141
Increase (decrease) in accounts payable - related party	538,688	(557,924)
Net cash (used in) operating activities	(828,538)	(801,154)

Cash flows from investing activities:
Sale of noncontrolling interest	1,400,000	-
Net cash provided by investing activities	1,400,000	-

Cash flows from financing activities:
Proceeds from loan payable - related party	82,100	619,111
Proceeds from loan payable	-	100,000
Net cash provided by financing activities	82,100	719,111

Effect of currency rate change (loss) gain	(261,462)	43,586

Net increase (decrease) in cash	392,100	(38,457)

Beginning balance, cash	1,334	47,479

Ending balance, cash	$ 393,434	$ 9,022

Non-cash investing and financing activities:
Share issuance for debt settlement	$ -	1,340,000
Share issuance for natural gas interest	$ 30,000,000	-
Loan payable for natural gas interests	$ 18,100,584	-
Obligation to issue shares	$ -	20,000,000
Petroleum and natural gas interests	$ 23,329,881	26,894,148

The accompanying notes are an integral part of these financial statements

Nation Energy Inc.

Notes to Condensed Consolidated Unaudited Interim Financial Statements

December 31, 2016

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

The Company was an oil and gas exploration, development and production company with properties located in Alberta Canada.  Effective June 1, 2008, the Company sold all of its oil and gas properties in the Smoky Hill area of Alberta and began to review other prospects. On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated. Effective December 30, 2016, exploration permit 468 was cancelled by the Western Australia government. As a result, effective December 30, 2016 Nation Australia has terminated the related EP 468 Earning Agreement dated May 31, 2016 with Officer, and the Company has recognized an impairment expense of $5,565,664. The Company will continue to focus its resources on the development of the Northern Territory Exploration permits in the Beetaloo Basin and the Victoria River Basin. To implement any new business plan, significant financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop a new business venture.

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

On July 8, 2015, the Company formed Paltar Nation Limited Partnership (“Paltar Nation”), a Delaware limited partnership between Nation GP, as the general partner of the partnership and Nation SLP as the limited partner (which is currently the sole limited partner of Paltar Nation). Nation Energy Inc. currently owns 100% of the membership interests in Nation GP, LLC and a 74.908% membership interests in Nation SLP, LLC. During the nine month period ended December 31, 2016, the Company sold 70 units (equal to 2.59%ownership) at $20,000 per unit for total gross proceeds of $1,400,000. The additional 22.5% ownership belongs to Beetaloo Basin Partners I, LLC. Non-controlling interest in Nation SLP was immaterial for the nine months ended December 31, 2016.

The Company formed Paltar Nation for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits.

The Company is currently in the development stage as defined by Accounting Standards Codification subtopic 915-10 “Development Stage Entities” (“ASC 915-10”).  Upon the sale of all of its oil and gas assets, the Company re-entered the exploration stage.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 1, 2008 (prior to the development stage), the Company accumulated a deficit of ($6,839,714).  During the development stage, the Company has accumulated a deficit of ($13,724,811).

Note 2. Reclassification of Certain Balances

Certain immaterial balances on the condensed consolidated balance sheet for the year ended March 31, 2016, have been reclassified, with no effect on net income (or earnings per common share), to be consistent with classifications adopted for the nine months ended December 31, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the consolidated financial statements.

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred (losses) from inception through June 1, 2008 of ($6,839,714) and further (losses) of ($13,724,811) during the development stage. The Company had working capital and stockholders’ equity (deficits) of ($8,528,207) and ($20,660,491) at December 31, 2016, respectively, and working capital and stockholders’ equity (deficits) of ($11,139,399) and ($18,381,953) at March 31, 2016, respectively. The Company is reliant on raising capital to initiate its business plan. The Company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

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

Note 6.  Related Party Transactions

During March 2002, the Company entered into a verbal agreement with a related party, Caravel Management Corp. (“Caravel”), in which Caravel will provide administrative services on a month-to-month basis.  On January 1, 2009, the Company entered into a written agreement revising the previous verbal agreement with Caravel.  The agreement provides for administrative services, office rent and supplies for $7,865 per month.  Subsequently, effective November 1, 2010 the Company revised its agreement with Caravel to provide administrative services for $3,500 per month. In addition to administrative services, the agreement also provides for office rent and supplies. Total expenses recognized under this agreement were $31,500 for the nine months ended December 31, 2016 and 2015 and $10,500 for the three months ended December 31, 2016 and 2015.

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

David N. Siegel Dynasty Trust is a trust controlled by David N. Siegel, Chairman of the Board and a director of Nation Energy Inc.

As of December 31, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $94,320. The loan was not repaid on August 4, 2016 and continues to accrue interest at a rate of 15% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close by February 28, 2017.

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

On August 5, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,48). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of December 31, 2016, the principal balance of the loan was $7,448 and accrued interest payable of $1,573.

On August 25, 2015, the Company entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of December 31, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $2,026.

On September 10, 2015, the Company entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,469). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of December 31, 2016 the principal balance of the loan was $4,469 and accrued interest payable of $878.

On September 24, 2015, the Company entered into a promissory note with a related party, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of December 31, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $951.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015 for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of December 31, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $1,992. The loan was not repaid on September 30, 2016 and continues to accrue interest at a rate of 10% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close by February 28, 2017.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of December 31, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $1,407.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of December 31, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $16,096.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of December 31, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $1,854.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of December 31, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $2,286.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of December 31, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $2,032.

Effective May 31, 2016, all of the initial earning agreements between the Company’s subsidiary Nation Energy (Australia) Pty Ltd. and Paltar Petroleum Limited (“Paltar”), and Paltar’s subsidiary Officer Petroleum Pty Ltd., were amended and revised to consolidate and clarify terms of consideration thereunder. Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of $17,582,736 (AUD$24,322,501), with payment guaranteed by the Company. As additional consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar.

Our directors David Siegel and Darrel Causbrook, and our Vice President Carmen Lotito, are shareholders in Paltar; additionally, Carmen Lotito is Executive Vice President of Paltar and Darrel Causbrook is a director of Paltar.

Note 7.   Subsequent Events

The Company’s majority owned subsidiary Nation SLP, LLC is conducting an unregistered offering of its membership interests for a maximum capital raise of $5,000,000.  The offering is expected to end in February 2017, but may be extended at the discretion of the Company.

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

Following the sale of all of our oil and gas operations effective June 1, 2008, we began to actively seek new oil and gas opportunities.  On October 11, 2013, we entered into a letter agreement with Paltar Petroleum Limited, an Australian company, pursuant to which we agreed to acquire four exploration and development permits and twenty-nine applications for exploration and development permits in respect of prospective acreage located in northern Australia.  On March 31, 2014, we amended this letter agreement and, on November 27, 2014, we amended and restated the letter agreement to add additional exploration properties and provide for new closing terms.  On June 13, 2015, we entered into a second amended and restated agreement, replacing in its entirety the amended and restated agreement dated November 27, 2014. On August 28, 2015, we entered into a third amended and restated agreement, replacing in its entirety the second amended restated agreement dated June 13, 2015. Also on August 30, 2015, and pursuant to the terms of the third amended and restated letter agreement (the “Agreement”), Paltar or its wholly-owned subsidiary, Officer Petroleum Pty Ltd (“Officer”), and our wholly-owned subsidiary, Nation Energy (Australia) Pty Ltd., entered into seven separate earning agreements and an option agreement. Effective December 17, 2015, the Company entered into a first amendment to the third amended and restated agreement to extend the time allowed for certain actions contemplated in the third amended and restated agreement and to provide further information concerning the additional earning agreements as such term is defined in the third amended and restated agreement. Also effective December 17, 2015, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement and to extend the deadline for cash payments under the earning agreements. Effective February 8, 2016, the Company entered into a second amendment to the third amended and restated agreement to extend again the time allowed for certain actions contemplated in the third amended and restated agreement. Also effective February 8, 2016, the seven earning agreements were amended to make compatible extensions of time for actions contemplated by the third amended and restated agreement. Effective February 12, 2016, the Company entered into an amendment to the option agreement to change the purchase price for the assets subject to the option. Effective May 31, 2016, the Company entered into a third amendment to the third amended and restated agreement to revise the payment of consideration by Nation contemplated in the third amended and restated agreement. Also effective May 31, 2016, the seven earning agreements were amended to make compatible changes in consideration payable by Nation Australia and Nation contemplated by the third amended and restated agreement, and the option agreement was terminated. On August 16, 2016, but effective as of May 31, 2016, the Company entered into a fourth amendment to the third amended and restated agreement to clarify the per share consideration price contemplated in the agreement. Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of $18,643,197 (AUD$24,322,501), with payment guaranteed by the Company. As additional consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar. Effective December 30, 2016, exploration permit 468 was cancelled by the Western Australia government. As a result, effective December 30, 2016 Nation Australia has terminated the related EP 468 Earning Agreement dated May 31, 2016 with Officer, and the Company has recognized an impairment expense of $5,565,664. The Company will continue to focus its resources on the development of the Northern Territory Exploration permits in the Beetaloo Basin and the Victoria River Basin.

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

Paltar Nation is a Delaware limited partnership with Nation GP, LLC, a Delaware limited liability company, as the general partner, and Nation SLP, LLC, a Delaware limited liability company, as a limited partner (which is currently a sole limited partner of Paltar Nation).  Nation Energy Inc. currently owns 100% of the membership interests in Nation GP, LLC and a 74.908% membership interests in Nation SLP, LLC. During the nine month period ended December 31, 2016, the Company sold 70 units (equal to 2.59% ownership) at $20,000 per unit for total gross proceeds of $1,400,000. The additional 22.5% ownership belongs to Beetaloo Basin Partners I, LLC. Non-controlling interest in Nation SLP was immaterial for the nine months ended December 31, 2016.

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

Each of the seven initial earning agreements, all of which are dated August 30, 2015, (six of which are further amended by the Master Amendment to Six Earning Agreements dated December 28, 2015 but effective as of December 17, 2015 and by the Second Master Amendment to Six Earning Agreements dated February 9, 2016 but effective as of February 8, 2016, and one of which is amended by the First Amendment to EP 468 Earning Agreement dated December 28, 2015 but effective as of December 17, 2015 and by the Second Amendment to EP 468 Earning Agreement dated February 9, 2016 but effective as of February 8, 2016) granted certain rights and imposed certain obligations on Nation Australia in respect of the blocks of land described.  In the aggregate, these blocks of land comprise 1,003,400 acres of the 8,936,800 acres covered by the seven Exploration Permits.  Each of the seven initial earning agreements follows one of two negotiated templates (depending on whether the underlying interest in the Exploration Permit is 100% owned by Paltar), with variations in the applicable standard form driven by the specific circumstances affecting each Exploration Permit.  Each initial earning agreement contains general terms and conditions, a description of the area covered a list of the encumbrances affecting the area, an amount of money to be paid by Nation Australia on or before March 31, 2016 (since amended to a later date), and a commitment to pay 100% of the costs under applicable work programs and budgets.  Effective December 30, 2016, exploration permit 468 was cancelled by the Western Australia government. As a result, effective December 30, 2016 Nation Australia has terminated the related EP 468 Earning Agreement dated May 31, 2016 with Officer, and the Company has recognized an impairment expense of $5,565,664. The Company will continue to focus its resources on the development of the Northern Territory Exploration permits in the Beetaloo Basin and the Victoria River Basin. Paltar will act as the operator subject to overall supervision by an Operating Committee comprised of one representative from each of Paltar and Nation Australia.  With respect to the initial earning agreements covering the Exploration Permits for which Paltar does not own a 100% interest, ownership of the Exploration Permits remains with Paltar during the term of the initial earning agreements, but if Paltar discovers a commercially exploitable accumulation of petroleum on any affected block it must transfer any production license granted in respect of that discovery to Nation Australia, insofar as it covers blocks subject to the earning agreement.  In connection with such transfer, Paltar is permitted to retain for itself an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license. With respect to the initial earning agreements covering the Exploration Permits for which Paltar owns a 100% interest, upon Nation Australia spending at least the Earning Amount specified therein in expenditure before the end of the Earning Period also specified therein, Nation Australia will acquire a beneficial interest of 25% in the underlying Exploration Permit and any production license granted in connection therewith.  If a 25% interest in a production license is acquired by Nation Australia pursuant to these earning agreements, Nation Australia may, at its option for a period of ninety days thereafter, acquire the remaining 75% interest held by Paltar in exchange for the grant of an overriding royalty equal to the difference between 25% and all existing royalty burdens applicable to the production license.

Effective May 31, 2016, all of the initial earning agreements were amended and revised to consolidate and clarify terms of consideration thereunder (the “May 31, 2016 Earning Agreements”). Upon execution, Nation Australia issued to Paltar a promissory note in the principal amount of $17,582,736 (AUD$24,322,501), with payment guaranteed by Nation. As additional consideration pursuant to the earning agreements, on September 29, 2016 the Company issued 900,000,000 of its common shares to Paltar at a value of US$0.03 and one-third cent per share, subject to the same restrictions on the transfer of such shares as set forth in the third restated letter agreement dated August 30, 2015, as subsequently amended, between the Company and Paltar. The May 31, 2016 Earning Agreements still in effect have the same terms as stated above in the initial earning agreements regarding work programs, overriding royalty, and the option to acquire more interest.

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

Disclosure of Outstanding Share Data

As of February 14, 2017, we had 1,050,020,000 shares of common stock issued and outstanding.  We do not have any warrants, options or shares of any other class issued and outstanding as of the date of this quarterly report.

RESULTS OF OPERATIONS – Three Months Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2016, which are included herein.

Our operating results for the three months ended December 31, 2016, for the three months ended December 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Difference Increase/(Decrease) %
General and administrative	$379,890	$204,789	86%
Interest expense	$263,782	$17,854	1,377%
Foreign Exchange Gain (Loss)	$1,652	$-	100%
Impairment of petroleum and natural gas interests	$5,565,664	$-	100%
Net (loss)	($6,207,684)	($222,643)	2,688%

We generated a net (loss) of ($6,207,684) for the three months ended December 31, 2016 compared to a net (loss) of ($222,643) for the three months ended December 31, 2015.  This increased loss is primarily due to the impairment of EP 468 which was cancelled effective December 30, 2016. Net (loss) per common share for the three months ended December 31, 2016 was ($0.008) compared to ($0.001) per common share for the three months ended December 31, 2015.  General and administrative expenses increased to $379,890 during the three months ended December 31, 2016 from $204,789 during the three months ended December 31, 2015. This increase is primarily due to increased consulting fees of $103,089 during the three months ended December 31, 2016 compared to $21,970 during the three months ended December 31, 2015 and management fees of $79,706 and rent of $33,629  in the three months ended December 31, 2016 compared to $nil management fees and $nil rent in 2015.

Interest expense for the three months ended December 31, 2016 totaled $263,782 compared to $17,854 for the three months ended December 31, 2015.  The increase was primarily due to the new promissory note issued to Paltar Petroleum Limited in May 2016 described above under the heading “Plan of Operation”.

We reported a foreign currency translation gain of $1,652 for the three months ended December 31, 2016 compared to  $nil for the three months ended December 31, 2015.  This is due to transaction gains resulting from loans denominated in CAD. There were no transaction gains during the three months ended December 31, 2015.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Difference Increase/(Decrease) %
Administration fees	$10,500	$10,500	0%
Office & Management Information Services	$5,844	$587	895%
Management Fees	$79,706	$0	100%
Consulting	$103,089	$21,970	369%
Legal fees	$127,473	$158,631	(20%)
Rent	$33,629	$0	100%
Transfer Agent & Filing Fees	$2,540	$0	100%
Accounting	$17,202	$13,100	31%
Total Expenses	$379,890	$204,789	86%

General and administrative expenses increased to $379,980 in the three month period ended December 31, 2016 from $204,789 in the three month period ended December 31, 2015.  General expenses include administration fees which remained the same as the comparative three month period.  Office expenses and Management Information System fees increased to $5,844 in the three month period ended December 31, 2016 from $587. This increase is primarily due to travel and entertainment expenses incurred in the three month period ended December 31, 2016 compared to $nil in 2015 Management fees were $79,706 in the three month period ended December 31, 2016 compared to $nil in 2015. This is due to a Management Services Agreement between the Company and Carmen J. Lotito. Legal fees decreased to $127,473 in the three month period ended December 31, 2015 from $158,631 during the prior fiscal year due to reduced legal fees relating to the Paltar Agreement and subsequent amendments. Rent was $33,629 for the Denver office in the three month period ended December 31, 2016 compared to $nil in 2015. Filing fees and transfer agent fees increased to $2,540 in the three month period ended December 31, 2016 compared to $nil in the three month period ended December 31, 2015. Accounting fees increased to $17,202 from $13,100 in the comparative three month period. The increase is primarily due to accounting fees incurred as a result of the Paltar transaction.

RESULTS OF OPERATIONS – Nine Months Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended December 31, 2016, which are included herein.

Our operating results for the nine months ended December 31, 2016, for the nine months ended December 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015	Difference Increase/(Decrease) %
General and administrative	$1,181,647	$583,678	102%
Interest expense	$627,638	$84,693	641%
Foreign Exchange Gain	$2,870	$-	100%
Impairment of petroleum and natural gas interests	$5,565,664	$-	100%
Net (loss)	($7,372,079)	($4,018,371)	83%

We generated a net (loss) of ($7,372,079) for the nine months ended December 31, 2016 compared to a net (loss) of ($4,018,371) for the nine months ended December 31, 2015.  This increased loss is primarily due to the impairment of EP 468 which was cancelled effective December 30, 2016. Net (loss) per common share for the nine months ended December 31, 2016 was ($0.009) compared to ($0.026) per common share for the nine months ended December 31, 2015. General and administrative expenses increased to $1,181,647 during the nine months ended December 31, 2016 from $583,678 during the nine months ended December 31, 2015. This increase is primarily due to increased consulting fees of $339,009 during the nine months ended December 31, 2016 compared to $32,970 during the nine months ended December 31, 2015 and management fees of $194,105 and rent of $91,857  in the nine months ended December 31, 2016 compared to $nil management fees and $nil rent in 2015.

Interest expense for the nine months ended December 31, 2016 totaled $627,638 compared to $84,693 for the nine months ended December 31, 2015.  The increase was primarily due to the new promissory note issued to Paltar Petroleum Limited in May 2016 described above under the heading “Plan of Operation”.

We reported a foreign currency translation gain of $2,870 for the nine months ended December 31, 2016 compared to  $nil for the nine months ended December 31, 2015.  This is due to transaction gains resulting from loans denominated in CAD. There were no transaction gains during the nine months ended December 31, 2015.

The major components of our general and administrative expenses for the period are outlined in the table below:

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015	Difference Increase/(Decrease) %
Administration fees	$31,500	$31,500	0%
Office & Management Information Services	$72,468	$1,604	4,418%
Management Fees	$194,105	$0	100%
Consulting	$339,009	$32,970	928%
Legal fees	$360,961	$478,994	(25%)
Rent	$91,857	$0	100%
Transfer Agent & Filing Fees	$13,514	$14,009	(4%)
Accounting	$78,232	$24,600	218%
Total Expenses	$1,181,647	$583,678	102%

General and administrative expenses increased to $1,181,647 in the nine month period ended December 31, 2016 from $583,678 in the nine month period ended December 31, 2015.  General expenses include administration fees which remained the same as the comparative nine month period.  Office expenses and Management Information System fees increased to $72,468 in the nine month period ended December 31, 2016 from $1,604. This increase is primarily due to travel and entertainment expenses of $57,378 in the nine month period ended December 31, 2016 compared to $nil in 2015 and insurance expense for the oilfield operations in Australia of $6,404 in the nine month period ended December 31, 2016 compared to $nil in the same period of 2015.  Management fees were $194,105 in the nine month period ended December 31, 2016 compared to $nil in 2015. This is due to a Management Services Agreement between the Company and Carmen J. Lotito. Legal fees decreased to $360,961 in the nine month period ended December 31, 2015 from $478,994 during the prior fiscal year due to reduced legal fees relating to the Paltar Agreement and subsequent amendments. Rent was $91,857 for the Denver office in the nine month period ended December 31, 2016 compared to $nil in 2015. Filing fees and transfer agent fees decreased to $13,514 in the nine month period ended December 31, 2016 compared to $14,009 in the nine month period ended December 31, 2015. Accounting fees increased to $78,232 from $24,600 in the comparative nine month period. The increase is primarily due to accounting fees incurred as a result of the Paltar transaction.

Liquidity and Financial Condition

Working Capital

	December 31, 2016	March 31, 2016
Current Assets	$433,219	$1,334
Current Liabilities	$8,961,426	$11,140,733
Working Capital (Deficiency)	($8,528,207)	($11,139,399)

Cash Flows

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Cash flows (used in) Operating Activities	($828,538)	($801,154)
Cash flows provided by Investing Activities	$1,400,000	$Nil
Cash flows provided by Financing Activities	$82,100	$719,111
Effect of exchange rate changes on cash	($261,462)	$43,586
Net increase (decrease) in cash	$392,100	($38,457)

Operating Activities

Net cash (used in) operating activities was ($828,538) for the nine months ended December 31, 2016 compared with net cash (used in) operating activities of ($801,154) for the same period in 2015.  The increase in cash (used in) operating activities is attributed to the increased net loss for the nine months ending December 31, 2016. Net loss was higher in the nine months ended December 31, 2016 primarily due to the impairment of EP 468 which was cancelled effective December 30, 2016

Investing Activities

Net cash provided by investing activities was $1,400,000 for the nine months ended December 31, 2016 and $nil for the nine months ended December 31, 2015. The $1,400,000 was received from membership purchase agreements in the subsidiary, Nation SLP, LLC.

Financing Activities

Net cash provided by financing activities was $82,100 in the nine month period ended December 31, 2016 compared to $719,111 in the nine month period ended December 31, 2015. This decrease in financing activities is due to the six new loans entered into during the nine months ended December 31, 2015 totalling $719,111 compared to three loans totalling $82,100 during the nine months ended December 31, 2016.

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

As of December 31, 2016, the principal balance of the loan was $584,000 and accrued interest payable of $93,420. The loan was not repaid on August 4, 2016 and continues to accrue interest at a rate of 15% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close by February 28, 2017.

On August 5, 2015, we entered into a promissory note with an officer and director, John Hislop for C$10,000 (US$7,448). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 5, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 5, 2017. As of December 31, 2016, the principal balance of the loan was $7,448 and accrued interest payable of $1,573.

On August 25, 2015, we entered into a promissory note with an officer and director, John Hislop for $10,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective August 25, 2015. The principal sum and all accrued and unpaid interest will become due and payable on August 25, 2017. As of December 31, 2016, the principal balance of the loan was $10,000 and accrued interest payable of $2,026.

On September 10, 2015, we entered into a promissory note with an officer and director, John Hislop for C$6,000 (US$4,469). The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 10, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 10, 2017. As of December 31, 2016, the principal balance of the loan was $4,469 and accrued interest payable of $878.

On September 24, 2015, we entered into a promissory note with an officer and director, John Hislop for $5,000. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective September 24, 2015. The principal sum and all accrued and unpaid interest will become due and payable on September 24, 2017. As of December 31, 2016, the principal balance of the loan was $5,000 and accrued interest payable of $951.

On September 30, 2015, Paltar Nation entered into a promissory note with a director, David N. Siegel Dynasty Trust dated November 16, 2015 for $14,210. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on September 30, 2016. As of December 31, 2016, the principal balance of the loan was $14,210 and accrued interest payable of $1992. The loan was not repaid on September 30, 2016 and continues to accrue interest at a rate of 10% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close by February 28, 2017.

On October 29, 2015, the Company entered into a promissory note with a related party, John Hislop for $7,960. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum. The note is payable upon demand by Mr. Hislop, both before and after each of maturity, default and judgement commencing effective October 29, 2015. The principal sum and all accrued and unpaid interest will become due and payable on October 29, 2022. As of December 31, 2016, the principal balance of the loan was $7,960 and accrued interest payable of $1,407.

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

As of December 31, 2016, the principal balance of the loan was $100,000 and accrued interest payable of $12,206. The loan was not repaid on November 30, 2016 and continues to accrue interest at a rate of 15% per annum. The parties to the loan have agreed that all outstanding principal and then-accrued interest shall convert into membership interests of Nation SLP, LLC at the closing of the $5,000,000 unregistered offering currently being conducted by Nation SLP, LLC, which is expected to close by February 28, 2017.

On March 31, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $188,483. The loan bears interest at a rate of 10% per annum from the disbursement date of the funds. The principal sum and all accrued and unpaid interest will become due and payable on March 31, 2017. As of December 31, 2016, the principal balance of the loan was $188,483 and accrued interest payable of $16,096.

On April 8, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $25,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on April 8, 2017. As of December 31, 2016, the principal balance of the loan was $25,000 and accrued interest payable of $1,854.

On May 3, 2016, Paltar Nation entered into a promissory note with a director, David N. Siegel Revocable Trust 2009 for $34,000. The loan will bear interest at a rate of 10% per annum. The principal sum and all accrued and unpaid interest will become due and payable on May 3, 2017. As of December 31, 2016, the principal balance of the loan was $34,000 and accrued interest payable of $2,286.

On May 31, 2016, we entered into a promissory note with an officer and director, John Hislop for $23,100. The loan bears interest calculated quarterly, not in advance, at a rate of 15% per annum both before and after each of maturity, default and judgement commencing effective May 31, 2016. The principal sum and all accrued and unpaid interest will become due and payable on May 31, 2023. As of December 31, 2016, the principal balance of the loan was $23,100 and accrued interest payable of $2,032.

On May 31, 2016, Nation Australia entered into a promissory note with Paltar Petroleum Limited for AUD$24,322,501 (US$17,582,736). Interest shall accrue from the date of this promissory note on the unpaid principal amount hereunder at a rate equal to 5.00% per annum; provided, that on and after the maturity date of May 31, 2019 or an event of default, interest shall accrue from and after such date on the unpaid principal and all accrued but unpaid interest of this note at a rate equal to 10.00% per annum.  As of December 31, 2016, the principal balance of the loan was $17,582,736 and accrued interest payable was $517,848.

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

Net cash (used in) operating activities in the nine months ended December 31, 2016 totaled ($828,538) versus cash (used in) operating activities of ($801,154) in the nine months ended December 31, 2015.  Cash balances were $393,434 and $1,334 as of December 31, 2016 and March 31, 2016, respectively. Our company’s ability to continue as a going concern is contingent upon being able to secure financing and attain profitable operations.

We have a limited operating history.  We can only estimate the future needs for capital based on the current status of our operations, our current plans and current economic condition.  Due to the uncertainties regarding our future activities, we are unable to predict precisely what amount will be used for any particular purpose.

Future Financings

As of December 31, 2016, we had cash of $393,434.  We currently do not have sufficient funds to acquire and develop any opportunities, including the opportunity presented by the third amended and restated agreement with Paltar Petroleum.  Paltar Nation was formed for the purpose of funding exploration expenditures required to be provided by the wholly-owned subsidiary of Nation Energy Inc., Nation Energy (Australia) Pty Ltd., which is expected to become a wholly-owned subsidiary of Paltar Nation, to explore and develop all or a portion of 775,292 acres of certain Australian exploration permits. We also anticipate continuing to rely on shareholder loans or equity sales of our common stock in order to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity or arrange for more debt or other financing to fund any future activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as define in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:

1.     Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statement. This creates certain incompatible duties and lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

2.     Lack of proper recording and analysis of accounting matters. During the nine months ended December 31, 2016, we identified certain amounts between subsidiaries that were not recorded correctly on an entity level. These transactions have been reclassed in order to accurately account for transactions in the appropriate entity. The lack of review of financial transactions could result in a failure to detect errors or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

(10)      Material Contracts

 10.1     Demand Promissory Note issued to Caravel Management Corp. and John Hislop, dated March 31, 2006 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2010).

10.2      Management Services Agreement dated November 1, 2010 between Nation Energy Inc. and Caravel Management Corp. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 2, 2010).

10.3      Promissory Note issued to John Hislop, dated July 18, 2014 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.4      Promissory Note issued to John Hislop, dated September 2, 2014 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.5      Amended and Restated Agreement with Paltar Petroleum Limited (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014).

10.6      Debt Settlement Agreement with John Hislop dated April 21, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2015).

10.7      Promissory Note issued to John Hislop, dated January 29, 2015 (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2015).

10.8      Second Amended and Restated Agreement with Paltar Petroleum Limited dated June 13, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.9      Third Amended and Restated Agreement with Paltar Petroleum Limited dated August 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.10    Option Agreement dated August 30, 2015 Agreement with Paltar Petroleum Limited (ACN 149 987 459) dated August 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.11    EP 136 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.12    EP 143 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.13    EP 231 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.14    EP 232 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.15    EP 234 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.16    EP 237 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.17    EP 468 Earning Agreement dated August 30, 2015 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Officer Petroleum Pty Ltd. (ACN 142 330 738) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.18    Secured Convertible Promissory Note issued to David N. Siegel Family Trust 2015 dated August 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2015).

10.19    Promissory Note issued to John Hislop, dated August 5, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.20    Promissory Note issued to John Hislop, dated August 25, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.21    Promissory Note issued to John Hislop, dated September 10, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.22    Promissory Note issued to John Hislop, dated September 24, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015).

10.23    First Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective December 17, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.24    Master Amendment to Six Earning Agreements dated effective December 17, 2015 between Paltar Petroleum Limited (ACN 149 987 459) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.25    First Amendment to EP 468 Earning Agreement dated effective December 17, 2015 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.26    Second Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective February 8, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.27    Second Master Amendment to Six Earning Agreements dated effective February 8, 2016 between Paltar Petroleum Limited (ACN 149 987 459) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.28    Second Amendment to EP 468 Earning Agreement dated effective February 8, 2016 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.29    Amendment to Option Agreement with Paltar Petroleum Limited (ACN 149 987 459) effective February 12, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016).

10.30    Promissory Note issued to John Hislop, dated October 29, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016).

10.31    Promissory Note issued to Michael B. Cox, dated November 27, 2015 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016).

10.32    Promissory Note issued to David N. Siegel Dynasty Trust dated November 16, 2015, dated September 30, 2015. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.33    Promissory Note issued to David N. Siegel Revocable Trust 2009, dated March 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

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

10.36    Promissory Note issued to John Hislop, dated May 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.37    EP 136 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.38    EP 143 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.39    EP 231 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.40    EP 232 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.41    EP 234 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.42    EP 237 Final Earning Agreement dated May 31, 2016 between Nation Energy (Australia) Pty Ltd. (ACN 606 533 046) and Paltar Petroleum Limited (ACN 149 987 459). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.43    EP 468 Final Earning Agreement dated effective May 31, 2016 between Officer Petroleum Pty Ltd (ACN 142 330 738) and Nation Energy (Australia) Pty Ltd. (ACN 606 533 046). (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.44    Third Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459), effective May 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.45    Promissory Note issued from Nation Australia to Paltar Petroleum dated May 31, 2016. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.46    Management Services Agreement dated June 25, 2016, but effective July 22, 2015, between Nation Energy (Australia) Pty Ltd. and Carmen J. Lotito. (incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2016).

10.47    Fourth Amendment to Third Amended and Restated Agreement with Paltar Petroleum Limited (ACN 149 987 459), effective May 31, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016).

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

Date:  February 14, 2017

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

Date:  February 14, 2017

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Hislop, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)     the Quarterly Report on Form 10-Q of Nation Energy Inc. for the quarterly period ended December 31, 2016 (“the Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Nation Energy Inc.

Dated: February 14, 2017

By: /s/ John R. Hislop

John Hislop
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)